Form 10-K405
period 1996-12-31
TEAM AMERICA CORPORATION
filed 1997-03-31
CIK 860235

                                   FORM 10-K
                  The U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
          [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________
                        Commission file number: 0-21533

                            TEAM AMERICA CORPORATION
                (Name of registrant as specified in its charter)

                  Ohio                                                          31-1209872
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                           110 E. Wilson Bridge Road
                            Worthington, Ohio 43085
               (Address of principal executive offices)(Zip Code)
                  Registrant's telephone number: 614-848-3995

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES_X_ NO___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 18, 1997 was approximately $17,181,600.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,335,088 shares of Common Stock were outstanding at, March 1, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for 1997 Annual Meeting of Shareholders, in part, as indicated.

PART I
ITEM 1. BUSINESS.

GENERAL

         TEAM America Corporation (the "Company") is a Professional Employer Organization ("PEO") which was founded in 1986 and incorporated in Ohio in 1987. The Company through its subsidiaries provides comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their human resource responsibilities. Each subsidiary (or "Team") of the Company employs worksite employees from a different industry group category, such as services and commercial, manufacturing or professional. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employer liability protection, payroll and payroll tax administration, and placement services. The Company provides such services by establishing an employment relationship with the worksite employees of its clients, contractually assuming substantial employer responsibilities with respect to worksite employees, and instructing its clients regarding employment practices. While the Company becomes the legal employer for most purposes, the client remains in operational control of its business. As of December 31, 1996, the Company provided professional employer services to approximately 241 clients and approximately 3,646 worksite employees, substantially all of whom were located in the midwestern United States, principally Ohio.

         By entering into an agreement with its clients whereby the Company participates with the client in the employment of its worksite employees, the Company is able to take advantage of certain economies of scale in the "business of employment" and to pass those benefits on to its clients and worksite employees. As a result of such employment arrangements, the Company is able to obtain, at an economical cost, services and expertise similar to those provided by the human resource departments of large companies. The Company's services provide substantial benefits to both the client and its worksite employees. The Company believes its services assist business owners by (i) permitting the managers of the client to concentrate on the client's core business as a result of the reduced time and effort that they are required to spend dealing with complex human resource, legal and regulatory compliance issues and employee administration, and (ii) managing escalating costs associated with unemployment, workers' compensation, health insurance coverage, worksite safety programs and employee-related litigation. The Company also believes that its worksite employees benefit from their relationship with the Company by having access to better, more affordable benefits, enhanced benefit portability, improved worksite safety and employment stability.

         The Company believes that there are opportunities for growth in the PEO industry as a result of the increasing trend of businesses to outsource non-core activities and functions, the low market penetration of the PEO industry, and the expanding number of small businesses in the United States. The Company also believes that growing human resource, legal and regulatory complexities and the need to invest significant capital in service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

GROWTH STRATEGY

         The Company intends to further strengthen its position in Ohio and other midwestern United States markets by pursuing the following business strategies:

          DELIVER HIGH-QUALITY SERVICES AND EXPAND CLIENT BASE. By offering a broad and increasing range of high-quality services, the Company believes it is attractive to employers who are seeking a single-source solution to their human resource needs. The Company intends to continue to focus on providing high-quality, value-added services as a means to differentiate itself from competitors. Certain PEOs compete primarily by offering comparatively lower-cost health and workers' compensation coverage to high risk industries or by providing principally basic payroll and payroll tax administration with only limited additional services. In contrast, the Company provides comprehensive and integrated human resource management to clients who are selected after performing a risk management assessment. The Company believes that its strategy of emphasizing the quality and breadth of its services results in lower client turnover and more consistent growth and profits than the strategy of certain PEOs which compete by offering comparatively lower-cost coverage or limited services.

         INCREASE PENETRATION OF EXISTING MARKETS. The Company believes that additional market penetration in established markets offers significant growth potential. Based upon data obtained from the U.S. Department of Commerce, the Company believes that it serves less than 1.0% of the total number of businesses in Ohio having more than 20 and fewer than 500 employees. In established markets, the Company's ability to achieve its growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in its marketing efforts than in new markets. The Company intends to capitalize on these advantages and to achieve higher penetration in its existing markets by hiring additional sales personnel and improving sales productivity. In addition, the Company intends to increase significantly its advertising and promotional efforts in order to educate the market place regarding the quality and breadth of the Company's services and the benefits of "partnering in employment" through outsourcing the human resource function. The Company believes that increasing its penetration in existing markets will allow the Company to leverage its current economies of scale, thereby increasing its cost effectiveness and profit margins.

         EXPAND THROUGH ACQUISITIONS. The PEO industry is highly fragmented, with in excess of 2,000 companies providing PEO services in 1995 according to the National Association of Professional Employer Organizations ("NAPEO"). Accordingly, the Company believes significant opportunities for consolidation exist in the PEO industry. The Company believes that this industry consolidation will be driven by growing human resource, legal and regulatory complexities, increasing capital requirements, and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in its current markets in the midwestern United States and possibly to enter selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. The Company has identified certain fundamental attributes which characterize attractive markets such as (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, and (v) a high concentration of small to medium-sized businesses.

         DEVELOP PROPRIETARY INFORMATION SYSTEMS. The Company will continue to develop its proprietary information systems which will enable the Company to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services.

         TARGET SELECTED CLIENTS IN GROWTH INDUSTRIES. The Company attempts to target, and tailors its services to meet the needs of, businesses with between 20 and 500 employees in industries which the Company believes have the potential for significant growth. As of December 31, 1996, the Company's clients had an average of approximately 15 worksite employees, compared to the 1995 industry-wide average of 16 worksite employees according to a NAPEO survey. The Company believes that its targeted businesses are likely to (i) desire the wide range of employee benefits offered by the Company, (ii) recognize the burden of their human resource administration costs, (iii) experience greater employment-related regulatory burdens, and (iv) be more financially stable. In addition, the Company believes that targeting such businesses results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk. As of December 31, 1996, approximately 17% of the Company's clients fell within its target market of businesses with 20 to 500 employees. The Company believes that, in the event that it is unable to increase the portion of its clients which are in its target market, it will not experience any material adverse consequences, but may not realize the potential benefits discussed above.

CLIENT SERVICES

         CLIENT SERVICE TEAMS. The Company has two client service directors who oversee a service staff consisting of eight customer service representatives ("CSRs") and two customer service administrators. A team consisting of a client service director, a client service representative and a client service administrator is assigned to each client. The client service team is responsible for administering the client's personnel and benefits, coordinating the Company's response to client needs for administrative support and responding to any questions or problems encountered by the client.

         The CSR acts as the principal client service representative of the Company and typically is on call and in contact with each client throughout the week. The CSR serves as the communication link between the Company's various departments and the Company's on-site supervisor, who in many cases is the manager of the client's business. Accordingly, the CSR is involved in every aspect of the Company's delivery of services to the client. For example, the CSR is responsible for gathering all information necessary to process each payroll of the client and for all other information needed by the Company's human resources, accounting and other departments with respect to such client and its worksite employees. The CSRs also actively participate in hiring, disciplining and terminating worksite employees, administering employee benefits, and responding to employee complaints and grievances.

         CORE ACTIVITIES. The Company provides professional employer services through six core activities: (i) human resource administration, (ii) regulatory compliance management, (iii) employee benefits administration, (iv) risk management services and employer liability protection, (v) payroll and payroll tax administration, and (vi) placement services.

         HUMAN RESOURCE ADMINISTRATION. The Company, as an employer, provides its clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, the Company's human resource department handles sensitive and complicated employment issues such as employee discipline, termination, sexual harassment, and wage and salary planning and analysis. The Company is in the process of expanding its human resource services to assist clients in areas such as employee morale and worksite employee and on-site supervisor training. The Company provides a comprehensive employee handbook to all worksite employees which includes customized, site-specific materials concerning each worksite. In addition, the Company maintains extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations. This extensive record keeping is designed to substantially reduce legal actions arising from lack of proper documentation.

         REGULATORY COMPLIANCE MANAGEMENT. The Company, under its standard client agreement, assumes responsibility for complying with many employment related regulatory requirements. As an employer, the Company must comply with numerous federal and state laws, including (i) certain tax, workers' compensation, unemployment, immigration, civil rights, and wage and hour laws,
(ii) the Americans with Disabilities Act of 1990, (iii) the Family and Medical Leave Act, (iv) laws administered by the Equal Employment Opportunity Commission, and (v) employee benefits laws such as ERISA and COBRA. The Company provides bulletin boards to its clients and maintains them for compliance with required posters and notices. The Company also assists its clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which the Company does not assume liability and responsibility. For example, while the Company provides significant safety training and risk management services to its clients, it does not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

         EMPLOYEE BENEFITS ADMINISTRATION. The Company offers a broad range of employee benefit programs to its worksite employees. The Company administers such benefit programs, thereby reducing the administrative responsibilities of its clients for maintaining complex and tax-qualified employee benefit plans. By combining its multiple worksite employees, the Company is able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, the Company is able to offer to its worksite employees benefit programs which are comparable to those offered by large corporations. In fact, some programs offered by the Company would not otherwise be available to the worksite employees of many clients if such clients were the sole employers. Eligible worksite and corporate staff employees of the Company are entitled to participate in the Company's employee benefit programs without discrimination. Such programs include life insurance coverage as well as the Company's cafeteria plan which offers a choice of different health plans and dental, vision and prescription card coverage. In addition, the Company permits each qualified employee to participate in the Company's 401(k) retirement plan and the Company's dependent care assistance program. Each worksite employee is given (i) the opportunity to purchase group-discounted, payroll-deducted auto, homeowners or renters insurance and long-term disability insurance, and (ii) access to store discount programs, free checking accounts with participating banks, a prepaid legal services plan, and various other employee benefits. The Company believes that by offering its worksite employees a broad range of large corporation style benefit plans and programs it is able to reduce worksite employee turnover which results in cost savings for the Company and its clients. The Company performs regulatory compliance and plan administration in accordance with state and federal benefit laws.

         RISK MANAGEMENT SERVICES AND EMPLOYER LIABILITY PROTECTION. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, the Company controls benefit plan costs by attempting to prevent fraud and abuse by closely monitoring claims. Other risk management programs of the Company include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The Company believes that such risk management efforts increase the profitability of the Company by reducing the Company's liability exposure and by increasing the value of the Company's services to its clients.

         Many of the Company's direct competitors in both the public and private sector are self-insured for health care, workers' compensation and employment practices risks. The Company, however, maintains insurance for employment practices risks, including liability for employment discrimination and wrongful termination. The Company believes that it historically has been able to achieve a higher level of client satisfaction and security by being insured for such risks. The Company also believes that being insured has greatly reduced its liability exposure and, consequently, the potential volatility of its income from operations because it is not required to rely exclusively on contractual indemnification from its clients, many of whom do not carry insurance which covers employment practices liability or do not have sufficient net worth to support their indemnification obligations. The Company has arranged for a large surplus lines insurance company rated A++ (superior) by A.M. Best Company to provide to the Company and to its clients, as additional insureds, employment practices liability insurance; however, there can be no assurance that such insurance will be available to the Company in the future on satisfactory terms, if at all, or if available, will be sufficient. The Company believes that this arrangement is better received by clients who are seeking to reduce their employment liability exposures and also prevents the Company from becoming involved in adversarial situations with its clients by eliminating the need for the Company to seek indemnification. The Company continues to study the possibility of becoming self-insured in the future for selected risks and believes that significant opportunities to self-insure may arise in the future.

         PAYROLL AND PAYROLL TAX ADMINISTRATION. The Company provides its clients with comprehensive payroll and payroll tax administration which substantially eliminates client responsibility for payroll and payroll taxes beyond verification of payroll information. Unlike traditional payroll service providers which do not act as employers, the Company, as the employer, assumes liability and responsibility for the payroll and payroll taxes of its worksite employees and the obligations of its client to make federal and state unemployment and workers' compensation filings, FICA deposits, child support levies and garnishments, and new hire reports. The Company receives all payroll information, calculates, processes and records all such information, and issues payroll checks and/or directly deposits the net pay of worksite employees into their bank accounts. The Company delivers all payroll checks either to the on-site supervisor of the worksite or directly to the worksite employees. As part of the Company's strategic plan of expanding its information technology, the Company is in the process of developing client-based software interfaces to make it possible for clients to enter and submit payroll information via computer modems.

         PLACEMENT SERVICES. As a part of its overall employment relationship, the Company assists its clients in their efforts to hire new employees. The Company passes the cost of advertising for such positions through to its client. As a result of the Company's advertising volume and contracts with newspapers and other media, the Company is able to place such advertisements at significantly lower prices than those available to the Company's clients. In addition, in some cases, the Company does not have to place such advertisements because it already has multiple qualified candidates in a job bank or pool of candidates. The Company interviews, screens and pre-qualifies candidates based on criteria established in a job description prepared by the Company with the client's assistance and performs background checks. In addition, depending on the needs of the client, the Company tests worksite employees for skills, health, and drug-use in accordance with state and federal laws. Following the selection of a candidate, the Company completes all hiring paperwork and, if the employee is eligible, enrolls the employee in the Company's benefit programs. The Company believes that its unique approach in providing such services gives the Company a significant advantage over its competitors. Such services also enable the Company to reduce its administrative expenses and employee turnover and to avoid hiring unqualified or problem employees.

CLIENTS

         The Company and its clients are each responsible for certain specified employer-related obligations. While the Company becomes the legal employer for most purposes, the client remains in operational control of its business. The Company appoints an on-site supervisor for each client worksite. In many cases, such on-site supervisor is the manager of the client's business. The Company requires each on-site supervisor to enter into a standard on-site supervisor employment agreement with the Company which specifies the on-site supervisor's duties, responsibilities and limitations of authority.

         Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees,
(ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee.

         The Company's average annual administrative fee is approximately $1,000 per employee. Such fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), which fixed fee or percentage is negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. In addition to the items noted above, each client must pay a one-time enrollment fee of $50.00 plus $10.00 per worksite employee. Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all.

         At December 31, 1996, the Company served approximately 241 clients and approximately 3,646 worksite employees resulting in an average of 15 worksite employees per client. No single client accounted for more than 10% of the Company's revenues for the twelve months ended December 31, 1996. However, approximately 94% of the Company's 1996 revenues were derived from clients in Ohio. As of December 31, 1996, approximately 17% of the Company's clients fell within its target market of businesses with 20 to 500 employees and the remaining 83% of the Company's clients each had less than 20 employees. The Company's client base is broadly distributed throughout a wide variety of industries. As of December 31, 1996, the number of Company clients were distributed among the industries indicated below:

                  Industry Group                     Number of Clients
                  --------------                     -----------------
                  Professional                                72
                  Manufacturing                               48
                  Construction                                29
                  Commercial                                  26
                  Transportation                               7
                  Non-Profit                                   9
                  Agriculture                                  8
                  Services                                     8
                  Other                                       34
                                                             ---

                           Total                             241
                                                             ===

         The Company has benefitted from a high level of client retention, resulting in a significant recurring revenue stream. The infrequent attrition that the Company has experienced has typically been attributable to a variety of factors, including (i) sale or acquisition of the client, (ii) termination by the Company resulting from the client's inability to make timely payments,
(iii) client business failure or downsizing, and (iv) client nonrenewal due to price or service dissatisfaction. The Company believes that the risk of a client terminating its relationship with the Company decreases substantially after the client has been associated with the Company for over one year because of the client's increased appreciation of the Company's value-added services and the difficulties associated with a client reassuming the burdens of being the sole employer. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with the Company's services or to retain the services of a competitor.

SALES AND MARKETING

         The Company markets its services through a direct sales force of four sales executives. Each of the Company's sales executives enters into an employment agreement with the Company which establishes a performance-based compensation program, which currently includes a base amount, sales commissions and a bonus for each new worksite employee enlisted. Such employment agreements contain certain non-competition and non-solicitation provisions which prohibit the sales executives from competing with the Company. The Company attributes the productivity of its sales executives in part to their experience in fields related to one or more of the Company's core services. The background of the Company's sales executives includes experience in industries such as information services, health insurance, business consulting and commercial sales. The Company's sales materials emphasize its broad range of high-quality services and the resulting benefits to clients and worksite employees.

         The Company's sales and marketing strategy is to achieve higher penetration in its existing markets by hiring additional sales personnel and increasing sales productivity. The Company also intends to significantly increase its advertising and promotional efforts in order to improve awareness of the PEO industry, the Company and its value-added services. Currently, the Company generates sales leads from two primary sources, referrals and direct sales efforts. These leads result in initial presentations to prospective clients. The Company's sales executives gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. The Company performs a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Management believes that its stringent underwriting procedures greatly reduce the controllable costs and liability exposure of the Company. In addition, the Company believes that the application of such underwriting guidelines is in part responsible for the Company's high rate of client retention.

         Once a prospective client accepts the Company's proposal, the new client is quickly incorporated into the Company's system by a "client service team" consisting of one of the Company's two client service directors, a CSR and a client service administrator. The client service team is responsible for administering the client's personnel and benefits, coordinating the Company's response to client needs for administrative support and responding to any questions or problems encountered by the client.

INFORMATION TECHNOLOGY

         The Company's primary information processing center is located at its corporate headquarters. The Company's other offices are connected to the centralized system through network dial-up services. The Company uses industry-standard software to process its payroll and other commercially available software to manage standard business functions such as accounting and finance.

         Since October 1995, the Company has been developing an integrated information system based on client-server technology using an OracleTM relational database. The Company's new system will allow clients to enter and submit payroll data via modem. The new system will also be used to store and retrieve information regarding all aspects of the Company's business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. The Company's development of such system is in the parallel testing phase and the Company expects that the new system will be operational in 1997. The Company believes that this system will be capable of being upgraded and expanded to meet the needs of the Company for the next five years.

COMPETITION

         The PEO industry is highly fragmented, with in excess of 2,000 companies currently providing PEO services, mostly in a single market or region. The Company's competitors include traditional in-house human resource departments and other PEOs. The Company also competes with providers of unbundled employment-related services such as payroll processing firms, human resource consultants, and workers compensation and unemployment administrators. Certain of such companies, many of which have greater financial and other resources than the Company, are seeking to enter the professional employer services market. The Company believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that service quality, name recognition, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry.

         The Company believes that barriers to entry into the PEO industry are increasing as a result of several factors, including the following: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the need to invest significant capital in service delivery infrastructures and management information systems; (iii) the requirement for sophisticated management information systems to track all aspects of business in a high-growth environment; and (iv) the three to five years of experience required to establish experience ratings in the key cost areas of workers' compensation, health insurance and unemployment.

CORPORATE EMPLOYEES

         As of December 31, 1996, the Company had 54 corporate employees.

INDUSTRY REGULATION

OVERVIEW

         The Company's professional employer operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to the Company's regulatory environment are (i) uncertainties resulting from the non-traditional employment relationships created by PEOs, (ii) variations in state regulatory schemes, and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

         Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs. Moreover, the Company's PEO services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as the Company enters new states it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it is not currently operating.

         The application of many laws to the Company's PEO services will depend on whether the Company is considered an employer under the relevant statutes and regulations. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under Employee Retirement Income Security Act of 1974, as amended ("ERISA") the Internal Revenue Code of 1986, as amended (the "Code"), the workers' compensation laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time, there have been proposals to enact a statutory definition of employer for other purposes of the Code.

         While the Company cannot predict with certainty the development of federal and state regulations, management will continue to pursue a practice strategy of educating administrative authorities as to the advantages of PEOs and assisting in the development of regulation which appropriately accommodates their legitimate business function.

PEO SERVICES

         PEO LICENSING REQUIREMENTS. While many states do not explicitly regulate PEOs, approximately one-third of the states (not including Ohio) have enacted laws that have licensing or registration requirements for PEOs and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs. None of the other midwestern states in which the Company presently operates or intends to operate regulates PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. However, because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company has actively supported such regulatory efforts, including certain proposed legislation in Ohio that would require PEOs to be registered with the state. Such proposed Ohio legislation would not have a material adverse effect on the Company's business, financial condition or results of operations, rather the Company believes that such legislation would benefit the Company and the PEO industry by recognizing the status of PEOs as legal employers.

         FEDERAL AND STATE EMPLOYMENT TAXES. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements, (ii) social security obligations under FICA, and (iii) unemployment obligations under FUTA. Under these Code sections, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

         EMPLOYEE BENEFIT PLANS. The Company offers various employee benefit plans to its worksite employees, including a 401(k) plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to the Company's corporate employees.

         Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) plan was audited for the year ended December 31, 1992, and as a part of that audit, the IRS regional office has asked the IRS national office to issue a TAM regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to the Company's 401(k) plan or cafeteria plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, then employees' vested account balances could become taxable immediately, the Company would lose its tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         In addition to the employer/employee relationship issues described above, pension and profit-sharing plans, including the Company's 401(k) plan, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The Company applies the nondiscrimination requirements of the Code to ensure that its 401(k) plan is in compliance with the requirements of the Code.

         WORKERS' COMPENSATION. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries illnesses and deaths. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical cost and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials.

         As a creation of state law, workers' compensation is subject to change by the state legislature in each state and is influenced by the political processes in each state. Several states, such as Ohio, have mandated that employers receive coverage only from state operated funds. Although Ohio maintains such a "state fund," it does allow employers of a sufficient size and with sufficient ties to the state to self-insure for workers' compensation purposes. Employers granted the privilege of self-insurance must be self-funded for at least the first $50,000 of cost in every claim but may purchase private insurance for costs in excess of that amount. Ohio also allows its "state fund" employers who meet certain criteria as a group to band together for risk pooling purposes. In addition, Ohio provides safety prevention program premium discounts. Although workers' compensation in Ohio is mandatory and generally shields employers from common law civil suits, the Ohio General Assembly has created an exception for so-called "intentional torts." In 1995, the General Assembly enacted a law imposing a very strict standard for plaintiffs to bring such suits. Similar legislative efforts in the past, however, were struck down by the Ohio Supreme Court.

         Ohio and certain other states have recently adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. Ohio's program became effective in March 1997. The Company believes that such program will not significantly impact the operations of the Company because all Ohio employers will be subject to such new laws and regulations.

         OTHER EMPLOYER RELATED REQUIREMENTS. As an employer, the Company is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act of 1990, the Family Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

         Responsibility for complying with various state and federal laws and regulations is allocated by agreement between the Company and its clients, or in some cases is the joint responsibility of both. Because the Company acts as an employer of worksite employees for many purposes, it is possible that the Company could incur liability for violations of laws even though the Company is not contractually or otherwise responsible for the conduct giving rise to such liability. The Company's standard client agreement generally provides that the client will indemnify the Company for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that the Company will be able to enforce such indemnification and the Company may therefore be ultimately responsible for satisfying the liability in question.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation, of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Service ("IRS") for Tax Advice Memorandum ("TAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in Ohio where a substantial portion of the Company's business is concentrated; (v) the Company's ability to offer its services in states other than Ohio where it has little or no market penetration; (vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; and (x) additional regulatory requirements affecting the Company.

ITEM 2. PROPERTIES.

FACILITIES

         The Company maintains five facilities located in Columbus, Cleveland and Dayton, Ohio, Indianapolis, Indiana and Orlando, Florida. The Company's headquarters are located in a suburb of Columbus, Ohio in a leased building that houses the Company's executive offices and PEO operations for central Ohio worksite employees. The Company's other offices are used to service its local PEO operations and are also leased. The Company believes that its current facilities are adequate for its current needs and that additional suitable space will be available as required.

ITEM 3.

LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company does not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 24, 1996, prior to the completion of the Company's initial public offering (the "Offering"), the shareholders unanimously approved the following:

         a. An increase in the number of shares of authorized capital stock to 11,000,000 shares, no par value, of which 500,000 are designated as voting preferred shares, 500,000 are designated as nonvoting preferred shares, and 10,000,000 are designated as common shares.

         b. A conversion of all of the Company's previously issued Class A common shares and Class B common shares to a single class of common shares and the elimination of the classes of Class A common shares and Class B common shares.

         c. A conversion of the Company's previously issued Class A preferred shares, $100 par value, to an equal number of common shares and the elimination of the class of Class A preferred shares.

         d. A 184-to-1 split of the common shares prior to the Offering.

         e. An Incentive Stock Plan for employees which provides for the issuance of up to 350,000 common shares. The maximum number of shares, that may be awarded during any calendar year, may not exceed 10% of the total number of issued and outstanding common shares of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Shares have been quoted on the Nasdaq National Market under the symbol "TMAM" since the commencement of the Offering on December 10, 1996. The high and low bid price for the period from December 10, 1996 through December 31, 1996 as reported by the Nasdaq was 13 1/4 and 11, respectively. At March 1, 1997, the Company had 54 shareholders of record.

         The Company has not paid any cash dividends to holders of its Common Shares and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business. The payment of any future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected historical financial data for the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data set forth below with the respect to the years ended December 31, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1993, 1994, 1995 and 1996 are derived from audited consolidated financial statements. The statement of operations data for the year ended April 30, 1992 and the eight month transition period ended December 31, 1992 and the balance sheet data as of April 30, 1992 and December 31, 1992 are unaudited.


                                                                                        EIGHTH MONTH         YEAR
                                              YEAR ENDED DECEMBER 31,                    TRANSITION          ENDED
                                --------------------------------------------------  PERIOD ENDED DECEMBER   APRIL 30,
                                1996           1995           1994            1993       31, 1992(1)          1992
                                ----           ----           ----            ----  ---------------------     ----
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
Statement of Operations Data:
Revenues....................... $95,468        $74,921        $56,070         $41,252       $23,708           $30,862
Direct costs:
    Salaries and wages.........  81,262         63,502         47,602          34,555        19,859            27,356
    Payroll taxes, workers'
     compensation premiums,
     employee benefits and
     other.....................   8,763          7,594          5,578           4,018         2,290             2,036
                                  -----          -----          -----           -----         -----             -----

Gross profit...................   5,443          3,825          2,890           2,679         1,559             1,470

Operating expenses:
    Administrative salaries,
      wages and employment
      taxes....................   2,741          2,013          1,428           1,284           730               983
    Other general and
     administrative expenses...   1,288          1,039            857             646           468               620
    Advertising................     272            116             66              61            26                87
    Depreciation and
     amortization..............     125             43             50              54            33                34
                                    ---             --             --              --            --                --
     Total operating expenses..   4,426          3,211          2,401           2,045         1,257             1,724
                                  -----          -----          -----           -----         -----             -----

Operating income (loss)........   1,017            614            489             634           302              (254)
Other income (expenses), net...      65            (77)           (37)            (47)          (41)               21
                                     --                                                                            --

Income (loss) before taxes.....   1,082            537            452             587           261              (233)
Income tax expense
 (benefit).....................     458            247            182           (172)           109                --
Cumulative effect of change
  in accounting................      --             --             --              --            91                --
                                     --             --             --              --            --                --
Net income (loss)..............    $624           $290           $270            $759          $243             $(233)
                                   ====           ====           ====            ====          ====             =====

Earnings (loss) per common and
common equivalent
  shares (2)...................  $ 0.29        $  0.14        $  0.14         $  0.46       $  0.21           $  (.20)
Weighted average shares
  outstanding (2)..............   2,160          2,130          1,920           1,669         1,160             1,165

STATISTICAL DATA:

Average gross payroll
  per employee.................            $23,946      $21,566       $18,419             *              *              *
Worksite employees at period
   end (3).....................              3,646        3,141         2,748         2,421              *              *
Clients at period end(4).......                241          184           168           144              *              *
Average number of worksite
  employees per client
  at period end................               15.1         17.1          16.4          16.8              *              *

Gross profit margin (5)........               5.7%         5.1%          5.2%          6.5%           6.6%           4.8%


                                                                           DECEMBER 31,                                    APRIL
                                              1996           1995             1994            1993            1992          1992
                                              ----           ----             ----            ----            ----          ----
BALANCE SHEET DATA:
Working capital (deficit)............        $13,484        $ (73)             $ (263)       $ (583)         $ (1,346)     $(1,413)
Total assets.........................         19,899        4,986               3,847         2,663             1,947        2,102
Long-term obligations and
  redeemable preferred
  stock..............................            386          364                 329           245               225          187
Total shareholders' equity
  (deficit)..........................         14,147          212               (105)          (405)           (1,163)      (1,409)

*   Data not available for period indicated.

(1) Effective as of May 1, 1992, the Company changed its fiscal year end from April 30 to December 31.

(2) See Note 2 of the Notes to Consolidated Financial Statements.

(3) Reflects the number of active employees as of the last business day of the period.

(4) Represents the number of active clients as of the last business day of the period.

(5) For a discussion of gross profit margin, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all. The Company also recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of the accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its billing dates. For further information concerning revenue recognition see Note 2 to the Notes to Consolidated Financial Statements included in this report.

         The Company's primary direct costs are salaries and wages of worksite employees, federal and state employment taxes, workers' compensation premiums, employee benefits and other associated costs. The Company may significantly affect its gross profit margin by effectively managing its employment risks, including workers' compensation and state unemployment costs, as described below. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, the Company controls benefit plan costs by attempting to prevent fraud and abuse. Other risk management programs of the Company include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The Company believes that such risk management efforts increase the profitability of the Company by reducing the Company's liability exposure and by increasing the value of the Company's services to its clients.

         Workers' compensation costs include administrative costs and insurance premiums related to the Company's workers' compensation coverage. With respect to its worksite employees located in Ohio, the Company pays premiums into the Ohio Bureau of Workers' Compensation state fund. With respect to its worksite employees located outside of Ohio, the Company maintains workers' compensation insurance generally with a private insurance company in accordance with the applicable laws of each state in which the Company has worksite employees. The cost of contesting workers' compensation claims is borne by the Company and is not passed through directly to the Company's clients.

         Worksite employees of the Company currently reside in approximately 30 states, resulting in the payment by the Company of unemployment taxes in each of such states. Such taxes are based on rates which vary from state to state. Employers are generally subject to established minimum rates, however, the aggregate rates payable by an employer are affected by the employer's claims history. The Company controls unemployment claims by aggressively contesting unfounded claims and placing worksite employees with other clients whenever possible.

         The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and advertising expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, insurance, general office expenses, legal and accounting fees and other operating expenses.

RESULTS OF OPERATIONS

         The following table sets forth results of operations for the years ended December 31, 1996, 1995 and 1994 expressed as a percentage of revenues:

                                                              AS A PERCENT OF REVENUES
                                                              ------------------------
                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                        ------------------------------------
                                                        1996            1995            1994
                                                        ----            ----            ----
Revenues                                               100.0%          100.0%          100.0%
Direct costs:
  Salaries and wages                                    85.1            84.8            84.9
  Payroll taxes, workers'
    compensation premiums,
    employee benefits and
    other costs                                          9.2            10.1             9.9
                                                       -----            ----           -----
Gross profit                                             5.7             5.1             5.2
                                                       -----            ----           -----
Operating expenses:
  Administrative salaries,
    wages and employment
    taxes                                                2.9             2.6             2.6
  Other general and
    administrative                                       1.3             1.4             1.5
  Advertising                                            0.3             0.2             0.1
  Depreciation and
    amortization                                         0.1             0.1             0.1
                                                       -----            ----           -----
         Total operating expenses                        4.6             4.3             4.3
                                                       -----            ----           -----
Operating income                                         1.1             0.8             0.9
Other income (expense), net                              0.1            (0.1)           (0.1)
                                                       -----            ----           -----
Income before taxes                                      1.2             0.7             0.8
Provision for income taxes                               0.5             0.3             0.3
                                                       -----            ----           -----
Net income                                               0.7%            0.4%            0.5%
                                                       =====            ====           =====


  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The Company's revenues were $95.5 million for the year ended December 31, 1996, compared to $74.9 million for the year ended December 31, 1995, representing an increase of $20.5 million, or 27.4%. This increase was primarily due to an increase in the number of clients and worksite employees. The Company had 241 clients and 3,646 worksite employees at December 31, 1996, compared to 184 clients and 3,141 worksite employees at December 31, 1995, representing an increase of 31.0% in the number of clients and an increase of 16.1% in the number of worksite employees.

         Salaries and wages of worksite employees were $81.3 million for the year ended December 31, 1996, compared to $63.5 million for the year ended December 31, 1995, representing an increase of $17.8 million, or 28.0%, consistent with revenue growth. Payroll taxes, workers' compensation premiums, employee benefits and other direct costs amounted to $8.8 million for the year ended December 31, 1996, compared to $7.6 million for the year ended December 31, 1995, representing an increase of $1.2 million, or 15.4%. Such expenses as a percentage of revenues for the twelve month period decreased from 10.1% to 9.2% due primarily to lower workers' compensation and unemployment expenses.

         Gross profit as a percentage of revenues for the year ended December 31, 1996 was 5.7%, compared to 5.1% for the year ended December 31, 1995, primarily as a result of lower workers' compensation and unemployment expenses. As part of the Company's risk management system, the Company has established programs designed to effectively process workers' compensation and unemployment claims and to aggressively contest any suspicious or improper claims. The results for the year ended December 31, 1996, included a special 20% premium credit of approximately $183,000 granted by the State of Ohio workers compensation fund.

         Administrative salaries, wages and employment taxes were $2.7 million for the year ended December 31, 1996, compared to $2.0 million for the year ended December 31, 1995, representing an increase of $728,000, or 36.1%. The increase in these costs was due to discretionary year end bonuses and administrative salaries, wages and employment taxes related primarily to the hiring of additional administrative personnel as a result of actual and anticipated increases in the number of clients and worksite employees. Other general and administrative costs increased from $1,039,000 to $1,288,000 primarily due to the general growth of the Company.

         The provision for income taxes decreased as a percentage of income before income taxes to 42.3% for the year ended December 31, 1996, compared to 46.0% for the year ended December 31, 1995. Non deductible life insurance premiums were less as a percent of pretax income in 1996 than in 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         The Company's revenues were $74.9 million for the year ended December 31, 1995, compared to $56.1 million for the year ended December 31, 1994, representing an increase of $18.8 million, or 33.6%. This increase was primarily due to an increase in the number of worksite employees. During the year ended December 31, 1995, the number of clients increased from 168 to 184, or 9.5%. During the year ended December 31, 1995, the number of worksite employees increased from 2,748 to 3,141, or 14.3%.

         Salaries and wages of worksite employees were $63.5 million for 1995, compared to $47.6 million for 1994, representing an increase of $15.9 million, or 33.4%. Payroll taxes, workers' compensation premiums, employee benefits and other direct costs amounted to $7.6 million in 1995, compared to $5.6 million in 1994, representing an increase of $2.0 million, or 36.1%. Such expenses as a percentage of revenues for the years ended December 31, 1995 and 1994 were comparable, at 9.9% and 10.1%, respectively.

         Gross profit as a percentage of revenues in 1995 and 1994 was nearly identical.

         Administrative salaries, wages and employment taxes were $2.0 million in 1995, compared to $1.4 million in 1994, representing an increase of $585,000, or 41.0%. This increase was primarily due to the hiring of additional administrative personnel as a result of actual and anticipated increases in the number of worksite employees. Other general and administrative costs increased from $857,000 to $1,039,000 primarily due to the general growth of the Company.

         The provision for income taxes increased as a percentage of income before taxes to 46.0% in 1995 from 40.2% in 1994 primarily due to the impact of tax accounting for nondeductible life insurance premiums. See Note 10 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, 1995 and 1994, the Company had working capital surplus (deficits) in the amounts of $13,484,000, $(73,000) and $(263,000), respectively.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996 net cash of $13,314,000 was provided from an initial public offering of the Company stock. Net cash provided by operating activities was $820,000, $761,000 and $806,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its billing dates. The amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the general growth of the Company.

         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of each client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposit. As of December 31, 1996 and December 31, 1995, the Company held cash security deposits in the amounts of $470,000 and $427,000, respectively. Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash used in investing activities was $7,945,000, $172,000 and $92,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The principal use of cash for investing activities was the purchase of short term investments of $7,500,000 from the initial public offering and the purchase of additional computer equipment and software to support the growth of the business.

         The Company's net cash provided by (used in) financing activities was $13,288,000, $(7,000) and $(17,000) for the years ended December 31, 1996, 1995 and 1994, respectively. The primary source of cash provided by financing activities is the result of the net proceeds from the initial public offering of $13,314,000. Additionally, from time to time, the Company has used leasing arrangements. The principal payments on notes payable for 1996 represented the repayment in full of the Company's loan from a local bank.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted. See Note 15 of Notes to Consolidated Financial Statements for a discussion of an acquisition.

         The Company has executed a $500,000 promissory note to a bank which, at the bank's sole discretion, would allow the Company to obtain loans up to such amount without negotiating or executing any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the bank's prime rate (8.25% at December 31, 1996). As of December 31, 1996 and 1995, no borrowings were outstanding under this credit facility.

         The Company believes that the net proceeds from the sale of its common shares in December 1996, which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds, will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements both for the next twelve months and for the foreseeable future thereafter. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
  TEAM America Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of TEAM AMERICA CORPORATION (an Ohio corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TEAM America Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Columbus, Ohio,
 February 28, 1997 (except for
 Note 15 as to which the date
 is March 21, 1997).                                ARTHUR ANDERSEN LLP

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                 ASSETS                                               1996               1995
                                 ------                                           -----------        ------------
CURRENT ASSETS:
   Cash and cash equivalents:
     Cash                                                                         $ 1,383,023         $ 1,938,253
     Temporary cash investments                                                     6,717,497               -
                                                                                  -----------         -----------
              Total cash and cash equivalents                                       8,100,520           1,938,253

   Short-term investments                                                           7,499,375               -
   Receivables:
     Trade, net of allowance for doubtful accounts of $0 and $3,266,
       respectively                                                                   263,351             239,603
     Related parties                                                                     -                 38,041
     Employee advances                                                                 48,487              53,637
     Unbilled revenues                                                              2,550,854           1,968,760
                                                                                  -----------         -----------
              Total receivables                                                     2,862,692           2,300,041

   Prepaid expenses                                                                   267,784              95,912
   Deferred income tax asset                                                          120,000              23,000
                                                                                  -----------         -----------
              Total current assets                                                 18,850,371           4,357,206
                                                                                  -----------         -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
                                                                                      492,335             261,025
                                                                                  -----------         -----------
OTHER ASSETS:
   Cash surrender value of life insurance policies                                    259,895             188,224
   Mandated benefit/security deposits                                                 129,500              83,429
   Deferred income tax asset                                                          102,000              49,000
   Other assets                                                                        65,155              46,785
                                                                                  -----------         -----------
              Total other assets                                                      556,550             367,438
                                                                                  -----------         -----------
              Total assets                                                        $19,899,256         $ 4,985,669
                                                                                  ===========         ===========


(Continued on next page)

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995
                                  (Continued)

                       LIABILITIES AND SHAREHOLDERS' EQUITY                                1996           1995
                       ------------------------------------                            -----------     ----------
CURRENT LIABILITIES:
   Accounts payable:
     Trade                                                                             $   254,181     $   46,081
     Related parties                                                                        24,768           -
                                                                                       -----------     ----------
              Total accounts payable                                                       278,949         46,081

   Accrued compensation                                                                  2,440,708      1,586,366
   Accrued payroll taxes                                                                   670,952      1,233,319
   Accrued workers' compensation premiums                                                  839,117        915,350
   Federal and state income taxes payable                                                  389,275        182,211
   Other accrued expenses                                                                  265,433         16,903
   Client deposits                                                                         470,135        427,152
   Note payable                                                                               -            14,000
   Capital lease obligation, current portion                                                11,461          9,155
                                                                                       -----------     ----------
              Total current liabilities                                                  5,366,030      4,430,537

CAPITAL LEASE OBLIGATION, net of current portion                                              -            11,461

DEFERRED RENT                                                                              126,125        143,418

DEFERRED COMPENSATION LIABILITY                                                            259,895        188,224
                                                                                       -----------     ----------
              Total liabilities                                                          5,752,050      4,773,640
                                                                                       -----------     ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock:
     Class A, $0 and $100 par value, respectively; 500,000 and 1,380,000 shares authorized, respectively; 0 and 39,192 issued, respectively; 0 and 36,432 outstanding, respectively (aggregate liquidation preference $0 and
       $21,300, respectively)                                                                 -            21,300
     Class B, $0 and $100 par value, respectively; 500,000 and 0 shares
       authorized, respectively; none outstanding                                             -              -
   Common Stock, no par value:
     Common Stock; 10,000,000 and 0 shares authorized respectively; 3,478,976 and
       0 issued, respectively; 3,335,088 and 0 outstanding, respectively                13,629,005           -
     Class A, 0 and 1,380,000 shares authorized, respectively; 0 and 1,008,320
       issued, respectively; 0 and 875,472 outstanding, respectively                          -           234,194
     Class B, 0 and 1,380,000 shares authorized, respectively; 0 and 1,181,464
       issued and outstanding, respectively                                                   -            59,757
   Excess purchase price                                                                   (83,935)       (83,935)
   Retained earnings                                                                       629,251          5,228
                                                                                       -----------     ----------
                                                                                        14,174,321        236,544

   Less - Treasury stock, Common Class A shares of 0 and 132,848, respectively,               -           (23,340)
     at cost
   Less - Treasury stock, Preferred Class A shares of 0 and 2,760, respectively,              -            (1,175)
     at cost
   Less - Treasury stock, Common Stock shares of 143,888 and 0, respectively,              (27,115)          -
     at cost
                                                                                       -----------     ----------
              Total shareholders' equity                                                14,147,206        212,029
                                                                                       -----------     ----------
              Total liabilities and shareholders' equity                               $19,899,256     $4,985,669
                                                                                       ===========     ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996             1995           1994
                                                                     ------------    -------------  -------------
REVENUES                                                             $95,467,814      $74,921,316    $56,070,617
                                                                     -----------      -----------    -----------
DIRECT COSTS:
   Salaries and wages                                                 81,261,584       63,502,407     47,602,806
   Payroll taxes, workers' compensation premiums, employee
     benefits and other                                                8,763,075        7,594,264      5,578,069
                                                                     -----------      -----------    -----------
                                                                      90,024,659       71,096,671     53,180,875
                                                                     -----------      -----------    -----------

              Gross profit                                             5,443,155        3,824,645      2,889,742
                                                                     -----------      -----------    -----------
EXPENSES:
   Administrative salaries, wages and employment taxes                 2,741,253        2,013,481      1,427,432
   Other general and administrative expenses                           1,288,272        1,038,564        857,261
   Advertising                                                           271,839          116,319         66,258
   Depreciation and amortization                                         124,538           42,721         49,975
                                                                     -----------      -----------    -----------
              Total operating expenses                                 4,425,902        3,211,085      2,400,926
                                                                     -----------      -----------    -----------

              Income from operations                                   1,017,253          613,560        488,816

OTHER INCOME (EXPENSE), net:
   Interest income (expense), net                                         87,855          (11,745)       (19,056)
   Other, net                                                            (23,085)         (65,380)       (18,505)
                                                                     -----------      -----------    -----------
              Other income (expense), net                                 64,770          (77,125)       (37,561)
                                                                     -----------      -----------    -----------
              Income before income taxes                               1,082,023          536,435        451,255

INCOME TAX EXPENSE                                                      (458,000)        (246,862)      (181,477)
                                                                     -----------      -----------    -----------
              Net income                                             $   624,023      $   289,573    $   269,778
                                                                     ===========      ===========    ===========
              Earnings per share                                     $      0.29      $      0.14    $      0.14
                                                                     ===========      ===========    ===========
              Weighted average shares outstanding                      2,159,502        2,129,616      1,920,224
                                                                     ===========      ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                      Class A                  Class B                                           Class A
                                   Common Stock              Common Stock             Common Stock           Preferred Stock
                                ------------------         ----------------        -------------------       ----------------
                                Number       Value         Number     Value        Number        Value       Number     Value
                               --------     -------       --------   -------      --------      -------     --------   -------
BALANCE, December 31, 1993       624,312   $243,994        592,664   $  9,857          --     $      --        --     $   --

   Stock issued                  423,200     11,500        588,800     49,900          --            --        --         --
   Net income                       --         --             --         --            --            --        --         --
                              ----------  ---------     ----------   --------     ---------   -----------   -------   --------
BALANCE, December 31, 1994     1,047,512    255,494      1,181,464     59,757          --            --        --         --

   Class A common stock
     exchanged for Class A
     preferred stock             (39,192)   (21,300)          --         --            --            --      39,192     21,300
   Stock repurchased as
     treasury, 340 shares of
     Class A common, at
     cost and 15 shares of          --         --             --         --            --            --        --         --
     Class A preferred
     stock, at cost
   Subscriptions received in
     cash subsequent to             --         --             --         --            --            --        --         --
     year-end
   Net income                       --         --             --         --            --            --        --         --
                              ----------  ---------     ----------   --------     ---------   -----------   -------   --------
BALANCE, December 31, 1995     1,008,320    234,194      1,181,464     59,757          --            --      39,192     21,300

   Stock repurchased as
     treasury, 8,280 shares
     of Class A common, at          --         --             --         --            --            --        --         --
     cost
   Split by 184 to 1 and
     conversion of Class A
     common stock, Class B
     common stock, Class A
     preferred stock issued
     and outstanding or held
     as treasury to Common
     Stock and issuance of
     Common Stock             (1,008,320)  (234,194)    (1,181,464)   (59,757)    3,478,976    13,629,005   (39,192)   (21,300)
   Net income                       --         --             --         --            --            --        --         --
                              ----------  ---------     ----------   --------     ---------   -----------   -------   --------
BALANCE, December 31, 1996          --    $    --             --     $   --       3,478,976   $13,629,005      --     $   --
                              ==========  =========     ==========   ========     =========   ===========   =======   ========

                                                                    Tresury Stock
                                Retained      Excess       --------------------------------
                                Earnings     Purchase      Class A      Class A       Common     Subscription
                                (Deficit)      Price       Common      Preferred      Stock      Receivables        Total
                                --------      -------      -------     ---------      ------     ------------       ------
BALANCE, December 31, 1993    $ (554,123)    $(83,935)    $(20,670)    $    --        $   --      $   --        $  (404,877)

   Stock issued                     --           --           --            --            --       (31,500)          29,900
   Net income                    269,778         --           --            --            --          --            269,778
                              ----------     --------     --------     ---------      --------    --------      -----------

BALANCE, December 31, 1994      (284,345)     (83,935)     (20,670)         --            --       (31,500)        (105,199)

   Class A common stock
     exchanged for Class A
     preferred stock                --           --           --            --            --          --               --
   Stock repurchased as
     treasury, 340 shares of
     Class A common, at
     cost and 15 shares of
     Class A preferred
     stock, at cost                 --           --         (2,670)       (1,175)         --          --             (3,845)
   Subscriptions received in
     cash subsequent to
     year-end                       --           --           --            --            --        31,500           31,500
   Net income                    289,573         --           --            --            --          --            289,573
                              ----------     --------     --------     ---------      --------    --------      -----------

BALANCE, December 31, 1995         5,228      (83,935)     (23,340)       (1,175)         --          --            212,029

   Stock repurchased as
     treasury, 8,280 shares
     of Class A common, at
     cost                           --           --         (2,600)         --            --          --             (2,600)
   Split by 184 to 1 and
     conversion of Class A
     common stock, Class B
     common stock, Class A
     preferred stock issued
     and outstanding or held
     as treasury to Common
     Stock and issuance of
     Common Stock                   --           --         25,940         1,175       (27,115)       --         13,313,754
   Net income                    624,023         --           --            --            --          --            624,023
                              ----------     --------     --------     ---------      --------    --------      -----------

BALANCE, December 31, 1996    $  629,251     $(83,935)    $   --       $    --        $(27,115)   $   --        $14,147,206
                              ==========     ========     ========     =========      ========    ========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996             1995           1994
                                                                    ------------       ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   624,023       $ 289,573      $  269,778
   Depreciation and amortization                                         124,538          42,721          49,975
   Loss on disposal of assets                                               --            14,995             --
   Deferred tax expense (benefit)                                       (150,000)           --           144,000
   (Increase) decrease in operating assets:
     Receivables                                                        (562,651)       (398,085)       (556,271)
     Prepaid expenses                                                   (171,872)        (20,799)         (6,512)
     Mandated benefit/security deposits                                  (46,071)        (23,522)          8,350
   Increase (decrease) in operating liabilities:
     Accounts payable                                                    232,868         (14,533)        (67,137)
     Accrued expenses and other payables                                 671,336         724,551         781,094
     Client deposits                                                      42,983         122,724         104,373
     Deferred liabilities                                                 54,378          23,146          78,379
                                                                     -----------       ---------      ----------
              Net cash provided by operating activities                  819,532         760,771         806,029

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                  (355,848)       (133,870)        (15,950)
   Increase in cash surrender value of life insurance
     policies                                                            (71,671)        (30,439)        (75,672)
   Increase in short-term investments                                 (7,499,375)           --              --
   Increase in other assets                                              (18,370)         (8,000)           --
                                                                     -----------       ---------      ----------
              Net cash used in investing activities                   (7,945,264)       (172,309)        (91,622)
                                                                     -----------       ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                              (14,000)        (12,000)        (17,275)
   Payments on capital lease obligation                                   (9,155)        (22,853)        (29,444)
   Class A and Class B common stock issued                                  --              --            29,900
   Purchase of treasury stock                                             (2,600)         (3,845)           --
   Subscriptions received in cash subsequent to year-end
                                                                            --            31,500            --
   Net proceeds from initial public offering of Common Stock
                                                                      13,313,754             --             --
                                                                     -----------       ---------      ----------
              Net cash provided by (used in) financing
                activities                                            13,287,999          (7,198)        (16,819)
                                                                     -----------       ---------      ----------


(Continued on next page)

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          INCREASE (DECREASE) IN CASH
                                  (Continued)

                                                                        1996             1995            1994
                                                                    ------------     -----------     -----------
              Net increase in cash and cash equivalents              $ 6,162,267     $   581,264     $   697,588

CASH AND CASH EQUIVALENTS, beginning of year                           1,938,253       1,356,989         659,401
                                                                     -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                               $ 8,100,520     $ 1,938,253     $ 1,356,989
                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                                       $      1,475     $    16,689     $    19,056
     Income taxes                                                   $    405,746     $    87,403     $    32,620


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 1995 the Company converted 39,192 shares of Class A Common Stock, valued at $21,300, into 39,192 shares of Class A Preferred Stock. The conversion was made pursuant to a preferred stock offering made to all Class A Common shareholders, and was made on a dollar for dollar basis.

During 1994 the Company issued 165,600 shares of Class B Common Stock in exchange for a promissory note in the amount of $31,500 which is shown as a reduction of shareholders' equity.

During 1994 the Company entered into a capital lease agreement for equipment in the amount of $35,000.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

 (1)   NATURE AND SCOPE OF BUSINESS

       TEAM America Corporation, an Ohio corporation (the Company), is the largest professional employer organization (PEO) headquartered in Ohio and one of the oldest PEOs in the United States, having been founded in 1986. The Company provides, through "partnering" agreements, comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their human resource responsibilities. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employer liability protection, payroll and payroll tax administration, and placement services. As of December 31, 1996, the Company provided professional employer services to 241 client organizations and 3,646 worksite employees, substantially all of whom were located in the midwestern United States, principally Ohio.

       The Company provides such services by establishing an employment relationship with the worksite employees of its clients, contractually assuming substantial employer responsibilities with respect to worksite employees, and instructing its clients regarding employment practices. While the Company becomes the legal employer for most purposes, and consequently assumes a level of liability for the employment practices of its clients, each client remains in operational control of its respective business. The Company's operations are affected additionally by government regulations relating to labor, taxes, insurance, benefits and employment matters. Thus, changes in these matters or unfavorable interpretation or changes to such regulations, particularly in Ohio, although not known or foreseen by management at this time, could cause future results of operations to be materially different from the results reported herein.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - The Company's consolidated financial statements are prepared on the accrual basis of accounting.

       Principles of Consolidation - The consolidated financial statements include TEAM America Corporation and its twenty (20) subsidiaries. All significant inter-company accounts and transactions have been eliminated.

       Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Recognition - Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. In addition, each client must pay a one-time enrollment fee of $50 plus $10 per worksite employee.

       The Company's average annual administrative fee is approximately $1,000 per employee. Such fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. Company clients generally have the ability to terminate with 30 days notice.

       The Company does not bill its clients for its actual workers' compensation and unemployment costs, but rather bills for such costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (ii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and, conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes and all other changes require thirty days' prior notice. There is no assurance that the Company will be able to successfully pass through these increases in the future.

       Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all. The Company also recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of the accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its billing dates.

       Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based upon an evaluation of the client's financial condition. Exposure to losses on receivables is principally dependent on each client's financial condition. The Company mitigates such exposure by requiring deposits, letters of credit or personal guarantees as well as performing credit checks on the majority of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are maintained. It is possible that such exposure to losses may increase for any number of reasons in the future such as general economic conditions.

       Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with initial maturities of three months or less.

       Property and Equipment - Property and equipment is stated at cost with depreciation and amortization computed on the straight-line method over the estimated useful lives of the respective assets. Additions and betterments to property and equipment over certain minimum dollar amounts are capitalized. Repair and maintenance expenses are expensed as incurred. The following is a summary of the Company's property and equipment and the associated accumulated depreciation and amortization at December 31:

                                                                           1996          1995
                                                                        -----------   ------------
            Furniture and fixtures                                        $419,628       $305,790
            Computer hardware and software                                 379,148        141,078
            Leasehold improvements                                          30,805         30,805
                                                                          --------       --------
                          Total property and equipment                     829,581        477,673

            Less:  Accumulated depreciation and amortization               337,246        216,648
                                                                          --------       --------

                          Property and equipment, net                     $492,335       $261,025
                                                                          ========       ========

       Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. The Company capitalizes and depreciates purchased software, and expenses as incurred any software it develops. The estimated useful lives are as follows:

                                                                                 Years
                                                                                 -----
                Furniture and fixtures                                             7
                Computer hardware and software                                     5
                Leasehold improvements                                             5

Other Assets - Other assets primarily consist of investments in securities which are stated at cost as no readily ascertainable market values are available.

Deferred Rent - The Company entered into the lease of its corporate headquarters in 1990. This lease included inducements in the early periods of the lease, including the first six months being rent free, with following years' payments having scheduled increases. In accordance with generally accepted accounting principles, rent expense is recognized on a straight-line basis over the life of the lease. Consequently, a deferred credit has been generated, which will be amortized over the remaining years of the lease (through the year 2000).

Advertising - Advertising expenses relate to promotional materials and are expensed as incurred.

Fair Value of Financial Instruments - The carrying amount of current assets and liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments. Other assets principally include investments in privately-held non-traded equity securities and real estate for which there is no readily ascertainable market value.

Earnings Per Share - Earnings per share was computed by dividing net income by the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the respective periods, and has been restated for the 184-to-1 stock split, as of the effective date of the initial public offering of the Company's stock. In 1995 there were no common stock equivalents. In 1994 and 1996 common stock equivalents were antidilutive, and therefore, were not included in the weighted average number of common stock shares.

Adoption of New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock Based Compensation" in 1996 which establishes a fair value based method of accounting for stock based compensation plans. It encourages entities to adopt that method in place of provisions of the Accounting Principles Board (APB) Opinion

       No. 25, "Accounting for Stock Issued to Employees"(APB No. 25), for all arrangements under which employees receive shares or other equity instruments from the employer. The Company will comply with the specific provisions of SFAS No. 123 that require pro forma disclosures concerning compensation expense in the notes to the financial statements for 1996 (See Note 12). Accordingly, the adoption of SFAS No. 123 did not impact the results of financial position or operating results of the Company.

       In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share (EPS)." This Statement simplifies the standards for computing earnings per share previously found in APB. No. 15 "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, among other provisions. The Company will adopt the Statement in 1997. The Company does not anticipate that the adoption of the Statement will have a material impact on the earnings per share calculations given the current capital structure of the Company.

       Reclassifications - Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

 (3)   INVESTMENTS

       Investments at December 31, 1996 were as follows:

            U.S. Government and Agency Obligations                              $3,999,375
            State and Municipal Securities                                       1,500,000
            One Year Certificates of Deposit                                     1,500,000
            Corporate Debt Securities                                              500,000
                                                                                ----------
                   Total                                                        $7,499,375
                                                                                ==========


       The balances at December 31, 1996, consisted of securities with contractual maturities of less than one year from the date of purchase and are available for sale. Gross unrealized gains and losses were not significant nor were there any sales of these securities in 1996.

(4)    DEBT OBLIGATIONS

       The Company had a demand note payable to a bank, bearing interest at the prime rate plus 2% (10.5% at December 31, 1995). The note was secured by all business assets and was guaranteed by an officer of the Company. This note was repaid in full in 1996.

       The Company has a $500,000 credit facility with a bank, which at the bank's sole discretion, allows the Company to obtain advances up to such amount without negotiating or exercising any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the bank's prime rate (8.25% at December 31, 1996). The credit facility is unsecured and, as of December 31, 1996, no borrowings were outstanding under this credit facility.

 (5)   CAPITAL LEASE

       The Company has a capitalized lease obligation for equipment.

       Future minimum lease payments are due as follows:

               1997                                                        $12,399
               Less:   amount representing interest                            938
                                                                           -------
               Less:   current portion                                      11,461
                                                                           -------
               Capital lease obligation, net of
                  current portion                                          $     -
                                                                           =======

       The cost and related accumulated amortization of the asset capitalized under the capital lease was $35,569 and $21,341 at December 31, 1996 and $35,569 and $14,226 at December 31, 1995, respectively.


(6)    COMMITMENTS

       The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2000, which are accounted for as operating leases. The following is a schedule of future minimum lease payments due as of December 31, 1996:

                      Year Ending
                     December 31,
                     ------------
                         1997                                    $166,000
                         1998                                     175,000
                         1999                                     175,000
                         2000                                     125,000
                                                                 --------
                                                                 $641,000
                                                                 ========

       Rent expense under all operating leases was $187,158, $166,337 and $148,989 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Company currently has agreements with certain officers and other employees that call for payment of commissions on future revenues from clients brought in by these employees. The amount of such payments is determined by the achievement of certain sales goals while such employees are employed with the Company, as well as the level of sales from such employees' clients subsequent to termination for a certain period, as defined. These commission agreements are subject to compliance with non-compete agreements which are effective for one year beyond an employee's termination date. The Company incurred no expense relating to such agreements in 1996, 1995 or 1994.

(7)    DEFERRED COMPENSATION LIABILITY

       The Company has several deferred compensation agreements with certain employees. The liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by life insurance policies. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. Expense for 1996, 1995 and 1994 related to deferred compensation was $71,671, $30,439 and $75,672, respectively. The total face value of related life insurance policies was $4,235,297 at December 31, 1996.

(8)    EMPLOYMENT AGREEMENTS

       In 1996 the Company executed employment agreements with two of its key officers pursuant to which each officer will be employed by the Company for a rolling three-year period and will receive a combined annual base salary of $370,000, plus incentive compensation to be determined by the Company's Board of Directors or the Compensation Committee thereof based upon the Company's results of operations and financial position and various other factors. In addition to such base salary and incentive compensation, each officer will receive commissions on sales to clients for which he is responsible pursuant to the terms and conditions to be determined by the Compensation Committee.

 (9)   EMPLOYEE BENEFIT PROGRAMS

       Cafeteria Plan - The Company sponsors a Section 125 cafeteria plan that includes a fully insured health, dental, vision and prescription card program. The plan is offered to full-time employees. Entrance to the plan is the first day of the month following thirty days of service.

       401(k) Retirement Plan - The Company sponsors a 401(k) retirement plan that covers all full-time employees with at least one year of service. The plan does not provide for Company contributions.

       Other Programs - Other available employee programs include health, life, accidental death and dismemberment insurance, disability insurance and dependent care assistance programs. Benefits under such programs are funded by the Company's employees and clients.

(10)   INCOME TAXES

       In May 1992 the Company adopted SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities will result in taxable or deductible amounts in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

       The components of the income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                1996              1995             1994
                                                                ----              ----             ----
          Current:
             Federal                                          $516,800          $209,833        $  31,855
             State                                              91,200            37,029            5,622

          Deferred:
             (Increase) decrease in deferred
               income tax asset                               (150,000)             --            144,000
                                                              --------          --------         --------

                 Total income tax expense                     $458,000          $246,862         $181,477
                                                              ========          ========         ========

A reconciliation of the statutory Federal tax rate to the Company's effective tax rate is as follows:

                                                                 1996           1995            1994
                                                                 ----           ----            ----
          Statutory Federal tax rate                             34.0%          34.0%           34.0%
          Adjustments to Federal statutory tax
             rate:
             State income tax expense, net                        6.0            6.0             6.0
             Other, primarily life insurance                      2.3            6.0             0.2
                                                                 ----           ----            ----

          Effective tax rate                                     42.3%          46.0%           40.2%
                                                                 ====           ====            ====

       The Company pays state income tax on the greater of a net worth basis or an income basis in a majority of the states in which it operates.

       The significant items giving rise to the deferred income tax assets (liabilities), as of December 31, 1996 and 1995, are as follows:

                                                                              1996              1995
                                                                              ----              ----
          Deferred income tax assets (liabilities):
             Deferred compensation                                          $104,000        $   71,000
             Deferred rents                                                   50,000            57,000
             Accrued liabilities                                             120,000              --
             Depreciation                                                    (52,000)          (48,000)
             Other, net                                                         --              (8,000)
                                                                            --------        ----------

                 Total deferred Federal and state income tax
                   assets (liabilities), net                                $222,000        $   72,000
                                                                            ========        ==========



(11)   RELATED PARTY TRANSACTIONS

       The Company had accounts payable at December 31, 1996 and accounts receivable at December 31, 1995 in the aggregate amounts of $24,768 and $38,041, respectively, with related parties including several members of the Board of Directors who are clients of the Company.

       During the years ended December 31, 1996, 1995 and 1994, the Company recorded sales to related parties in the amounts of $619,941, $417,127 and $388,105, respectively. During the years ended December 31, 1996, 1995 and 1994, the Company purchased services from related parties in the amounts of $140,250, $147,109 and $98,411, respectively.

       During 1996 the Company purchased stock of a client for approximately $20,000.

       An officer of the Company serves as the trustee of the 401k Retirement Plan.

(12)   INCENTIVE STOCK PLAN

       Effective December 10, 1996, the Company established an Incentive Stock Plan (the Plan) for employees which provides for the issuance of up to 350,000 shares of Common Stock. The maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding shares of Common Stock of the Company.

       On December 10, 1996, the Company granted 184,000 options to certain officers, employees and directors of the Company to purchase shares of the Company's Common Stock at a price of $12 per share, the market price on that date. Options granted to officers and employees vest at 20% per year over a five year period and options granted to directors vest 100% after one year. All options expire ten years from the date of grant. As of December 31, 1996, no options were exercisable. No options were forfeited during 1996.

       The Company accounts for options granted under the Plan under APB No. 25, under which no compensation expense has been recognized. Had compensation cost for the Company's stock options been determined based on fair values at the grant date for awards under the Plan consistent with SFAS No. 123, the Company's net income and net income per share for 1996 would have been reduced to the pro forma amounts of $613,416 and $0.28, respectively.

       The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model with assumptions of a risk-free interest rate of 6%, expected lives of 2-6 years and expected volatility of 56%.

(13)   SHAREHOLDERS' EQUITY

       On December 10, 1996, the Company completed an initial public offering of its Common Stock by issuing 1,250,000 shares at $12 per share, which net of commissions and expenses, resulted in net proceeds of $13,313,754 to the Company.

       Effective December 10, 1996, the Company is authorized to issue 11,000,000 shares of Common Stock, no par value, of which 500,000 are designated as Class A voting preferred shares, 500,000 shares are designated as Class B nonvoting preferred shares and 10,000,000 are authorized shares of Common Stock. None of the preferred shares are issued or outstanding. Also on December 10, 1996, the Company converted all Class A common stock, Class B common stock, Class A preferred stock issued and outstanding and held in treasury into a single class of Common Stock with no par value, and split all shares of Common Stock 184 to 1, which has been retroactively effected for all periods presented.

       During 1995 the Company converted 39,192 Class A common shares (valued at the original purchase price of $21,300), into 39,192 Class A preferred shares. The Class A preferred shares were later reconverted to common shares by Board of Director actions. During 1994 the Company issued 165,600 shares to an officer in exchange for a promissory note in the amount of $31,500 which had been shown as a reduction in shareholders' equity. This note, which included interest at 5% per annum, was paid in cash in 1996, and, accordingly, is not shown as a reduction in shareholders' equity as of December 31, 1996 or 1995.

       In 1994 a total of 1,012,000 shares were sold to Company officers, pursuant to previous option arrangements.

       The Company has no plan to pay cash dividends in the foreseeable future and sales of a substantial amount of shares of the Company's Common Stock could have a material adverse effect at any time in the open market.

 (14)  CONTINGENCIES

       Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Code provision applicable to employee benefit plans. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) plan was audited for the year ended December 31, 1992, and as a part of that audit, the IRS regional office has asked the IRS national office to issue a TAM regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, or the ultimate outcome of such conclusions or findings.

       If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to the Company's 401(k) plans or cafeteria plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, then employees's vested account balances could become taxable immediately, the Company would lose its tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

 (15)  EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT

       On March 21, 1997, the Company completed the acquisition of a PEO organization with approximately 650 worksite employees. The purchase will be effected pursuant to the merger of a wholly-owned subsidiary of the Company with and into the acquired company, which merger will become effective on April 1, 1997. The purchase price consisted of $75,000 in cash and $395,996 in Common Stock of the Company, representing 40,615 shares at the closing price of $9.75 per share. Additionally, the Company entered into non-compete agreements with the four shareholders of the acquired company for which the Company paid a total of $186,000. The acquisition will be accounted for by the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 is incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the captions "NOMINATION AND ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS," AND "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 11 is incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "EXECUTIVE COMPENSATION." The information set forth under the captions "REPORT OF COMPENSATION COMMITTEE" AND "PERFORMANCE GRAPH" is expressly not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 12 is incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 13 is incorporated by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of the Company, are included in Item 8 of this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and 1995

Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule for the Company is filed as part of this report:

         Report of Independent Public Accountants on Financial Statement
Schedule.

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NO.                DESCRIPTION
3.1                        Amended Articles of Incorporation of the Company(1)

3.2                        Amended Code of Regulations of the Company(1)

10.1                       Company's 1996 Incentive Stock Plan(1)*

10.2                       Executive employment agreement between the Company and Mr. Richard C.
                           Schilg, CEO and President(1)*

10.3                       Executive employment agreement between the Company and Mr. Kevin T.
                           Costello, COO and Executive Vice President(1)*

10.4                       Lease for Cascade Corporate Center dated June 22, 1990 between EastGroup
                           Properties and the Company, as amended(1)

21.1                       Subsidiaries of the Registrant(1)

27.1                       Financial Data Schedules


-------------------------------------------------

(1) Included as an exhibit to the registrant's Registration Statement on Form S-1 (File No. 333-13913) Form S-1 and incorporated herein by reference.

*   Management contract or compensation plan or arrangement.

(b) No reports on Form 8-K were filed in 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEAM AMERICA CORPORATION

Date: March 28, 1997                     By: /s/ RICHARD C. SCHILG
                                            ------------------------------------
                                            Richard C. Schilg, CEO and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                                 Date
         ---------                          -----                                 ----

/s/ Richard C. Schilg
---------------------------         CEO, President and Director                 March 28, 1997
Richard C. Schilg                   (Principal Executive Officer)

/s/ Kevin T. Costello
---------------------------         COO, Executive Vice President               March 28, 1997
Kevin T. Costello                   Director

/s/ Michael R. Goodrich
---------------------------         CFO and Vice President                      March 28, 1997
Michael R. Goodrich                 (Principal Financial and
                                    Accounting Officer)

/s/ Paul M. Cash
---------------------------         Director                                    March 28, 1997
Paul M. Cash

/s/ Charles F. Dugan II
---------------------------         Director                                    March 28, 1997
Charles F. Dugan II

/s/ William W. Johnston
---------------------------         Director                                    March 28, 1997
William W. Johnston

/s/ M. R. Swartz
---------------------------         Director                                    March 28, 1997
M. R. Swartz

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   TEAM America Corporation and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of TEAM America Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 28, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Columbus, Ohio,
 February 28, 1997.                               ARTHUR ANDERSEN LLP

                                                                     SCHEDULE II

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                        Years Ended December 31, 1996, 1995 and 1994
                                            Balance                                                       Balance
                                         Beginning of           Charged to                                 at End
                                            Period               Expense            Write-Offs           of Period
                                         --------------        -------------        ------------        -------------

Description
-------------

December 31, 1994

   Allowance for doubtful accounts        $   15,135             $ 40,773            $ 50,502              $ 5,406

December 31, 1995

   Allowance for doubtful accounts        $    5,406             $ 35,653            $ 37,793              $ 3,266

December 31, 1996

   Allowance for doubtful accounts        $    3,266             $   -               $  3,266              $  -