Form 10-K405/A
period 1996-12-31
TEAM AMERICA CORPORATION
filed 1997-04-24
CIK 860235

                                   FORM 10-K/A
                   The U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

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
                         Commission file number: 0-21533

                            TEAM AMERICA CORPORATION
                (Name of registrant as specified in its charter)

                  Ohio                              31-1209872
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days. YES  X      NO
                                               -----       -----

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,335,088 shares of Common Stock were outstanding at, March 1, 1997

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Listed below are the names of each Director, their ages, the year in which each first became a Director, their principal occupations during the past five years and other directorships, if any, held by them in companies with a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to its periodic reporting requirements.

                                     DIRECTOR
          NAME           AGE           SINCE        PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS
          ----           ---           -----        --------------------------------------------

Richard C. Schilg        39              1986       Chairman of the Board of Directors, President and
                                                    Chief Executive Officer of the Company since its
                                                    founding in 1986.

Kevin T. Costello        47              1992       Senior Vice President of Operations and Chief
                                                    Operating Officer of the Company since 1993; Vice
                                                    President of Sales and Marketing of the Company
                                                    from 1991 to 1993.

Charles F. Dugan         57              1994       Assistant Secretary of the Company since 1992;
II                                                  Outside counsel to the Company since 1987; Partner
                                                    in the law firm of Vorys, Sater, Seymour and Pease
                                                    from 1970 to 1990.

Paul M. Cash             50              1990       Human resource consultant to the Company since
                                                    1989.

William W.               50              1990       Secretary of the Company since 1990; outside
Johnston                                            general counsel to the Company since 1989.

M. R. Swartz             57              1991       Owner, operator of the Dairy Depot restaurant
                                                    located in Delaware, Ohio.

EXECUTIVE OFFICERS

         The following table and biographies set forth information concerning the executive officers of the Company, who are elected by the Board of
Directors:

         NAME                AGE                            POSITION
         ----                ---                            --------

Richard C. Schilg             39         Chairman of the Board of Directors, President
                                         and Chief Executive Officer

Kevin T. Costello             47         Senior Vice President, Chief Operating Officer
                                         and Director

Michael R. Goodrich           44         Vice President of Finance, Treasurer and Chief
                                         Financial Officer

William W. Johnston           50         Secretary and Director

Charles F. Dugan II           57         Assistant Secretary and Director

----------------


         Richard C. Schilg has served as Chairman of the Board of Directors, President and Chief Executive officer of the Company since founding the Company in 1986. From 1982 to 1986, Mr. Schilg served as a Career Agent, Sales Manager and Director of Development of Mutual Security Life Insurance Company located in Ft. Wayne, Indiana. Mr. Schilg served as President of the Ohio Association of Professional Employer Organizations, a state chapter of the National Association of Professional Organizations, from March 1995 to September 1996. Mr. Schilg is a Certified Professional Employer Specialist.

         Kevin T. Costello has been a Director of the Company since 1992 and has served as Senior Vice President of Operations and Chief Operating Officer of the Company since 1993. From 1991 to 1993, Mr. Costello served as Vice President of Sales and Marketing of the Company.

         Michael R. Goodrich was appointed Vice President of Finance, Treasurer and Chief Financial Officer of the Company on March 31, 1997. Mr. Goodrich was Chief Financial Officer and Secretary of Barefoot Inc. located in Worthington, Ohio from 1991 to March 31, 1997 and was Vice President Finance of Barefoot Grass Lawn Service, Inc. from 1986 to March 31, 1997. From 1974 to 1986, Mr. Goodrich was a Certified Public Accountant in the Columbus, Ohio office of Arthur Andersen & Co.

         William W. Johnston has been a Director of the Company since 1990 and has served as Secretary of the Company since 1990 and as general counsel to the Company since 1989. From 1982 to 1990, Mr. Johnston was a partner in the law firm of Crabbe, Brown, Jones, Potts and Schmidt located in Columbus, Ohio. Mr. Johnston currently practices law in his own firm located in Worthington, Ohio. From 1976 to 1982, Mr. Johnston was the Chairman of the Ohio Industrial Commission.

         Charles F. Dugan II has been a Director of the Company since 1994 and has served as Assistant Secretary of the Company since 1992. Mr. Dugan has served as counsel to the Company since 1987. From 1970 to 1990, Mr. Dugan was a partner in the law firm of Vorys, Sater, Seymour and Pease located in Columbus Ohio. Mr. Dugan currently practices law in his own firm located in Columbus, Ohio.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the annual and long-term compensation of the chief executive officer of the Company and the one other executive officer (together, the "Named Executives"), whose total salary and bonus for the last completed fiscal year exceeded $100,000.

                                     SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                           ANNUAL COMPENSATION(1)            COMPENSATION
                                                                                             -------------
                                                                                             STOCK OPTIONS
NAME AND PRINCIPAL POSITION      YEAR       SALARY               BONUS         OTHER(4)        # GRANTED
---------------------------      ----       ------               -----         --------        ---------

Richard C. Schilg, Chairman      1996      $241,561           $206,637(3)       $4,553           50,000
of the Board, President and      1995      $180,010(2)        $158,790          $4,529             -0-
Chief Executive Officer


Kevin T. Costello, Senior        1996      $232,210           $138,930(3)       $4,558           50,000
Vice President and Chief         1995      $178,316(2)         $98,285          $4,529             -0-
Operating Officer

------------------

(1) Under rules promulgated by the Commission, since the Company was not a reporting company during the three immediately preceding fiscal years, only the information with respect to the two most recently completed fiscal years is noted in the Summary Compensation Table.

(2) Includes commissions in the amounts of $51,010 and $97,716 paid to Mr. Schilg and Mr. Costello, respectively.

(3) Includes payments of $70,000 and $63,000 in February 1997 to Messrs. Schilg and Costello, respectively, based in part on the financial performance of the Company in 1996. In accordance with generally accepted accounting principles, these amounts were required to be recognized as expense in fiscal 1996. Also included are payments of $136,637 and $75,930 in June 1996 of discretionary bonuses to Messrs. Schilg and Costello, respectively. These discretionary bonuses were not related to specific performance criteria for the Company in 1995 and accordingly were not required to be expensed until paid in 1996.

(4) Represents health care insurance premiums paid by the Company for the benefit of the indicated Named Executive Officer.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning options granted during fiscal 1996 to the Named Executives.

                                                                   INDIVIDUAL GRANTS
                        --------------------------------------------------------------------------------------------------


                                        PERCENTAGE OF
                                        TOTAL OPTIONS                                     POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF          GRANTED TO         EXERCISE                        ASSUMED ANNUAL RATES OF
                        OPTIONS           EMPLOYEES         PRICE PER      EXPIRATION        STOCK PRICE APPRECIATION
       NAME             GRANTED         IN FISCAL 1996        SHARE           DATE               FOR OPTION TERM
-----------------       --------       ----------------      -------          -----             ------------------------

                                                                                                  5%                  10%
                                                                                                ------              -------

Richard C. Schilg       50,000              26.9%             $12.00        12/09/06           $377,500            $956,000
Kevin T. Costello       50,000              26.9%             $12.00        12/09/06           $377,500            $956,000



         In fiscal 1996, the Company granted options to purchase a total of 186,000 Common Shares, subject to the terms and conditions of the Company's 1996 Incentive Stock Plan. All such options were granted in connection with the initial public offering of the Company's Common Shares in December 1996. Such options consisted of (i) options to purchase 50,000 Common Shares granted to each of Messrs. Schilg and Costello , (ii) options to purchase an aggregate of 66,000 Common Shares granted to a total of twelve other key employees, and (iii) options to purchase an aggregate of 20,000 Common Shares granted to the Directors. All such options expire on December 9, 2006 and have an exercise price of $12.00 per share. The options granted to Messrs. Schilg and Costello and key employees are subject to vesting 20% per year over five years and the options granted to the Directors will vest on December 9, 1997.

STOCK OPTION EXERCISES AND HOLDINGS

         The following table sets forth certain information concerning the value of unexercised stock options held as of December 31, 1996 by the Named Executives. No options were exercised by such executive officers during fiscal 1996.

                                                                                     VALUE OF UNEXERCISED
                                               UNEXERCISED                           IN-THE-MONEY OPTIONS
NAME AND PRINCIPAL POSITION            OPTIONS AT FISCAL YEAR END                     AT FISCAL YEAR END
---------------------------            --------------------------                     ------------------
                                   EXERCISABLE           UNEXERCISABLE       EXERCISABLE           UNEXERCISABLE
                                   -----------           -------------       -----------           -------------

Richard C. Schilg,
  President and Chief                   0                   50,000                NA                    NA
  Executive Officer

Kevin T. Costello,
  Vice President and                    0                   50,000                NA                    NA
  Chief Operating Officer



EMPLOYMENT AGREEMENTS

         Richard C. Schilg. Mr. Schilg has executed an employment agreement with the Company pursuant to which he has agreed to serve as Chairman of the Board, President and Chief Executive Officer of the Company for a period of three years and, unless terminated in accordance with the provisions therein, on the first day of each month that the agreement is in effect, the remaining term thereof will be automatically extended for one additional month. Under the terms of the agreement, Mr. Schilg receives an annual base salary of $195,000, plus incentive compensation in an amount determined by the Company's Compensation Committee based upon various factors including the Company's results of operations and financial condition and Mr. Schilg's performance during the relevant period. In addition to such base salary and incentive compensation, Mr. Schilg may receive commissions on sales to clients for which he is responsible pursuant to terms and conditions determined by the Company's Compensation Committee. In the event Mr. Schilg's employment is terminated for cause, the Company will pay Mr. Schilg the compensation and benefits due under his employment agreement through the date of such termination. Mr. Schilg's employment agreement contains certain non-competition and non-solicitation provisions which prohibit him from competing with the Company during his employment by the Company and for a period of one year after termination of his employment.

         The Company has agreed to maintain one or more life insurance policies on the life of Mr. Schilg in an aggregate amount sufficient to pay Mr. Schilg's widow at least $48,000 per year for 15 years in the event that he dies prior to his retirement. No such benefit will be paid in the event that Mr. Schilg dies after his retirement. In addition, upon Mr. Schilg's retirement on or after his sixty-fifth birthday, the Company will pay him an amount calculated to be equal to the maximum loan available from such insurance policy which will not cause the insurance policy to lapse prior to his life expectancy. Thereafter, such amount shall be recalculated on an annual basis and the Company will pay Mr. Schilg any increase in such amount.

         Pursuant to Mr. Schilg's employment agreement, on December 9, 1996, the Company granted to Mr. Schilg the right to purchase 50,000 Common Shares at an exercise price equal to the initial offering price of the Company's Common Shares of $12.00 per share, subject to vesting 20% per year over five years. These options will expire on December 9, 2006 and are subject to the terms and conditions of the Company's 1996 Incentive Stock Plan. See "Executive Compensation--Stock Option Grants in Last Fiscal Year."

         Kevin T. Costello. Mr. Costello has executed an employment agreement with the Company pursuant to which he has agree to serve as Senior Vice President of Operations and Chief Operating Officer of the Company for a period of three years and, unless terminated in accordance with the provisions therein, on the first day of each month that the agreement is in effect, the remaining term thereof will be automatically extended for one additional month. Under the terms of the agreement, Mr. Costello receives an annual base salary of $175,000, plus incentive compensation in an amount determined by the Company's Compensation Committee based upon various factors including the Company's results of operations and financial condition and Mr. Costello's performance during the relevant period. In addition to such base salary and incentive compensation, Mr. Costello may receive commissions on sales to clients for which he is responsible pursuant to terms and conditions determined by the Company's Compensation Committee. In the event Mr. Costello's employment is terminated for cause, the Company will pay Mr. Costello the compensation and benefits due under his employment agreement through the date of such termination. Mr. Costello's employment agreement contains certain noncompetition and non-solicitation provisions which prohibit him from competing with the Company during his employment by the Company and for a period of one year after termination of his employment.

         The Company has agreed to maintain one or more life insurance policies on the life of Mr. Costello in an aggregate amount sufficient to pay Mr. Costello's widow at least $24,000 per year for 15 years in the event that he dies prior to his retirement. No such benefit will be paid in the event that Mr. Costello dies after his retirement. In addition, upon Mr. Costello's retirement on or after his sixty-fifth birthday, the Company will pay him an amount calculated to be equal to the maximum loan available from such insurance policy which will not cause the insurance policy to lapse prior to his life expectancy. Thereafter, such amount shall be recalculated on an annual basis and the Company will pay Mr. Costello any increase in such amount.

         Pursuant to Mr. Costello's employment agreement, on December 9, 1996, the Company granted to Mr. Costello the right to purchase 50,000 Common Shares at an exercise price equal to the initial offering price of the Company's Common Shares of $12.00 per share, subject to vesting 20% per year over five years. These options will expire on December 9, 2006 and are subject to the terms and conditions of the Company's 1996 Incentive Stock Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of Common Shares as of April 21, 1997, by each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Shares, by each Director, by each Named Executive and by all Directors and executive officers as a group. As of April 21, 1997, there were 3,375,703 Common Shares issued and outstanding and no Common Shares subject to options exercisable within 60 days thereafter. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him or her.


                                                                 PERCENT OF
                                                                   SHARES
NAME AND ADDRESS OF                SHARES BENEFICIALLY          BENEFICIALLY
  BENEFICIAL OWNER               OWNED AT APRIL 21, 1997           OWNED
--------------------             -----------------------          ------

Richard C. Schilg                       1,181,464(1)                  35.0%
110 East Wilson Bridge Road
Worthington, Ohio 43085

Judith Schilg                             223,443(2)                   6.6%
110 East Wilson Bridge Road
Worthington, Ohio 43085

Kevin T. Costello                         423,200(3)                  12.5%
110 East Wilson Bridge Road
Worthington, Ohio 43085

Anne M. Costello                          373,200(4)                  11.1%
110 East Wilson Bridge Road
Worthington, Ohio 43085

Michael R. Goodrich                         2,500                       *

Charles F. Dugan II                        32,200                       *

Paul M. Cash                                9,936                       *

M. R. Swartz                               11,960                       *

All Directors and Executive
Officers as a group (7                  1,661,260                     49.2%
Persons)


-----------------------------
*  Represents less than 1%.

(1) Includes 958,021 shares owned of record by Mr. Schilg over which he has sole voting and investment power and 223,443 shares owned of record by Mr. Schilg and his wife, Judith Schilg, as joint tenants, of which Mr. Schilg shares with his wife voting and investment power.

(2) Includes 223,443 shares owned of record by Mrs. Schilg and her husband, Richard C. Schilg, as joint tenants, of which Mrs. Schilg shares with her husband voting and investment power. Mrs. Schilg disclaims beneficial ownership of the 958,021 shares owned of record by her husband.

(3) Includes 50,000 shares owned of record by Mr. Costello of which he has the sole voting and investment power and 373,200 shares owned of record by Mr. Costello and his wife, Anne M. Costello, as joint tenants, of which Mr. Costello shares with his wife voting and investment power.

(4) Includes 373,200 shares owned of record by Mrs. Costello and her husband, Kevin T. Costello, as joint tenants, of which Mrs. Costello shares with her husband voting and investment power. Mrs. Costello disclaims beneficial ownership of the 50,00 shares owned of record by her husband.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 1996, Messrs. Johnston and Dugan received fees for legal services provided to the Company in the amounts of $68,892 and $54,656, respectively, and Mr. Cash received fees for consulting services provided to the Company in the amount of $11,040.

         During fiscal 1996, Mr. Schilg personally guaranteed the Company's performance of its obligations under its credit facility with a bank. No amounts are currently owed by the Company under such credit facility. In 1997, the bank released Mr. Schilg from such guaranty.

         Each of Messrs. Johnston, Dugan and Cash have entered into a standard client agreement with the Company pursuant to which each of them is both a client and a worksite employee of the Company. The Company has provided, and expects to continue to provide, professional employer organization services to such individuals upon terms and conditions no more favorable to such individuals than those generally provided to the Company's other clients.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEAM AMERICA CORPORATION

Date: April 24, 1997               By:    /s/Michael R. Goodrich
                                      ----------------------------
                                          Michael R. Goodrich, Vice President,
                                          Treasurer and Chief Financial Officer