Form 10-Q
period 1997-03-31
TEAM AMERICA CORPORATION
filed 1997-05-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to

        Commission file number 0-21533

                            TEAM AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              31-1209872
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

          110 EAST WILSON BRIDGE ROAD                    43085
     (Address of principal executive offices)            (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (614) 848-3995 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X               No
                       ---------              ---------

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON APRIL 30, 1997 WAS 3,375,703

                                PAGE 1 OF    PAGES
                             EXHIBIT INDEX AT PAGE

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                PAGE
                                                                                 NO.
                                                                                ----
Item 1.  Financial Statements:

        Consolidated Statements of Income -- Three-month periods
        ended March 31, 1997 and 1996 (unaudited)                               -3-

        Consolidated Balance Sheets -- March 31, 1997 and 1996
        (unaudited) and December 31, 1996                                       -4-

        Consolidated Statements of Cash Flows -- Three-month periods
        ended March 31, 1997 and 1996 (unaudited)                               -6-

        Consolidated Statement of Changes in Shareholders' Equity-
        Three-month period ended March 31, 1997 (unaudited)                     -7-

        Notes to Consolidated Financial Statements                              -8-

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     -9-

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       -12-

--------------
Note:  Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                               1997                        1996
                                                                         (unaudited)
REVENUES                                                    $25,542,368                 $21,461,404
DIRECT COSTS:
 Salaries and wages                                          21,597,700                  18,028,199
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                               2,545,479                   2,362,875
                                                            -----------                 -----------
         Total direct costs                                  24,143,179                  20,391,074
                                                            -----------                 -----------
         Gross profit                                         1,399,189                   1,070,330

EXPENSES:
 Administrative salaries, wages and employment taxes            723,320                     627,066
 Other general and administrative expenses                      353,432                     224,010
 Advertising                                                     51,752                      36,284
 Depreciation and amortization                                   35,678                      14,850
                                                            -----------                 -----------
         Total operating expenses                             1,164,182                     902,210
                                                            -----------                 -----------
         Income from operations                                 235,007                     168,120

OTHER INCOME                                                    151,061                        --
                                                            -----------                 -----------
         Income before income taxes                             386,068                     168,120

INCOME TAX EXPENSE                                              154,550                      77,335
                                                            -----------                 -----------
         Net income                                         $   231,518              $    90,785
                                                            ===========                 ===========
         Earnings per share                                 $      0.07                 $      0.04
                                                            ===========                 ===========
         Weighted average shares outstanding                  3,335,088                   2,093,368
                                                            ===========                 ===========

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                           December 31,
                                                                1997                       1996                    1996
                                                                          (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents:
  Cash                                                       $ 2,270,675                $1,678,251             $ 1,383,023
  Temporary cash investments                                   5,779,751                     --                  6,717,497
                                                             -----------                ----------             -----------
        Total cash and cash equivalents                        8,050,426                 1,678,251               8,100,520


 Short-term investments                                        7,056,173                     --                  7,499,375
  Receivables:
  Trade, net of allowance for doubtful accounts                  458,689                   490,966                 263,351
       of $0, $3,266 and $0
   Employee advances                                              81,275                    55,453                  48,487
   Unbilled revenues                                           2,721,666                 1,879,620               2,550,854
                                                             -----------                ----------             -----------
        Total receivables                                      3,261,630                 2,426,039               2,862,692


  Prepaid expenses                                               277,353                   122,017                 267,784
  Deferred income tax asset                                      120,000                     --                    120,000
                                                             -----------                ----------             -----------
        Total current assets                                  18,765,582                 4,226,307              18,850,371


PROPERTY AND EQUIPMENT, NET:                                     560,074                   325,944                 492,335


OTHER ASSETS:
 Cash surrender value of life insurance policies                 282,686                   218,568                 259,895
 Mandated benefit/security deposits                              119,499                    83,439                 129,500
 Deferred income tax asset                                       102,000                    72,000                 102,000
 Other assets                                                    327,530                    68,870                  65,155
                                                             -----------                ----------             -----------
      Total other assets                                         831,715                   442,877                 556,550
                                                             -----------                ----------             -----------
      Total assets                                           $20,157,371                $4,995,128             $19,899,256
                                                             ===========                ==========             ===========

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,                      December 31,
                                                                       1997                1996                  1996
                                                                             (unaudited)
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable:
        Trade                                                      $    38,166          $   19,055           $   254,181
        Related parties                                                     --                  --                24,768
                                                                   -----------          ----------           -----------
            Total accounts payable                                      38,166              19,055               278,949
     Accrued compensation                                            2,602,206           1,832,215             2,440,708
     Accrued payroll taxes                                           1,344,069           1,354,165               670,952
     Accrued workers' compensation premiums                            554,096             587,921               839,117
     Federal and state income taxes payable                            135,741              58,407               389,275
     Other accrued expenses                                            261,579              25,388               265,433
     Client deposits                                                   454,434             436,098               470,135
     Note payable                                                           --              11,000                    --
     Capital lease obligation, current portion                           8,969              11,461                11,461
                                                                   -----------          ----------           -----------
           Total current liabilities                                 5,399,260           4,335,710             5,366,030
CAPITAL LEASE OBLIGATION, net of current portion                            --               3,563                    --
DEFERRED RENT                                                          119,302             137,073               126,125
DEFERRED COMPENSATION LIABILITY                                        280,665             218,568               259,895
                                                                   -----------          ----------           -----------
          Total liabilities                                          5,799,227           4,694,914             5,752,050
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock:
 Class A, $0,$100 and $0 par value respectively 500,000, 1,380,000          --              21,300                    --
  and 500,000 shares authorized, respectively, 0,39,192 and 0 issued respectively, 0, 36,432 and 0 outstanding, respectively
  (aggregate liquidation preference $0, $21,300 and $0
  respectively)
  Class B, $0, $100 and $0 par value, respectively; 500,000, 0 and
  500,000 shares authorized, respectively; none outstanding                 --                  --                    --
 Common Stock, no par value:
  Common Stock, 10,000,000, 0 and 10,000,000 shares authorized respectively; 3,478,976, 0 and 3,478,976 issued,
  respectively 3,335,088, 0 and 3,335,088 outstanding,
  respectively
 Class A, 0, 1,380,000 and 0 shares authorized,                     13,608,425                  --            13,629,005
  respectively; 0, 1,008,320 and 0 issued, respectively;
  0, 875,472 and 0 outstanding respectively                                 --             234,194                    --
  Class B, 0, 1,380,000 and 0 shares authorized, respectively;
  0, 1,181,464 and 0 issued and outstanding, respectively                   --              59,757                    --
Excess purchase price                                                  (83,935)            (83,935)              (83,935)
Retained earnings                                                      860,769              96,013               629,251
                                                                   -----------          ----------           -----------
                                                                    14,385,259             327,329            14,174,321
Less - Treasury stock, Common Class A shares of 0,
    132,848, and 0 respectively, at cost                                    --             (25,940)                   --
Less - Treasury stock, Preferred Class A shares of 0,
    2,760, and 0 respectively, at cost                                      --              (1,175)                   --
Less - Treasury stock, Common Stock shares of
    143,888,0 and 143,888 respectively at cost                         (27,115)                 --               (27,115)
                                                                   -----------          ----------           -----------
          Total shareholders' equity                                14,358,144             300,214            14,147,206
                                                                   -----------          ----------           -----------
          Total liabilities and shareholders' equity               $20,157,371          $4,995,128           $19,899,256
                                                                   ===========          ==========           ===========

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                        1997                         1996
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  231,518                   $   90,785
      Depreciation and amortization                                      35,678                       14,850
      (Increase) decrease in operating assets:
        Receivables                                                    (398,938)                    (125,998)
        Prepaid expenses                                                 (9,569)                     (26,105)
        Mandated benefit/security deposits                               10,001                          (10)
        Other
        Increase (decrease) in operating liabilities:                        --                      (22,085)
        Accounts payable and accrued expenses                          (240,783)                     (27,026)
        Accrued expenses and other payable                              292,206                      (76,053)
        Client deposits                                                 (15,701)                       8,946
        Deferred liabilities                                             13,947                       23,999
                                                                     ----------                   ----------
          Net cash used in operating activities                         (81,641)                    (138,697)
                                                                     ----------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                             (103,417)                     (79,769)
       Increases in cash surrender value of life insurance policies     (22,791)                     (30,344)
       Decrease in short-term investments                               443,202                           --
       AEM Escrow                                                      (262,375)                          --
                                                                     ----------                   ----------
          Net cash provided by (used in) investing activities            54,619                     (110,113)
                                                                     ----------                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on note payable                                               --                       (3,000)
      Payments on capital lease obligation                               (2,492)                      (5,592)
      Purchase of treasury stock                                             --                       (2,600)
      Offering costs incurred                                           (20,580)                          --
                                                                     ----------                   ----------
             Net cash used in financing activities                      (23,072)                     (11,192)
                                                                     ----------                   ----------

             Net decrease in cash and cash equivalents                  (50,094)                    (260,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        8,100,520                    1,938,253
                                                                     ----------                   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $8,050,426                   $1,678,251
                                                                     ==========                   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:                   Interest        $      368                   $      784
                                                                     ==========                   ==========

                                                     Income Taxes    $  408,000                   $  195,000
                                                                     ==========                   ==========

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                  (unaudited)

                                                                Treasury        Excess
                                         Common Stock             Stock        Purchase       Retained
                                    Number          Value         Comm          Price         Earnings        TOTAL
                                   ---------     -----------    --------       --------       --------     -----------
Balance December 31, 1996          3,478,976     $13,629,005    $(27,115)      $(83,935)      $629,251     $14,147,206

Offering Costs                         --            (20,580)      --             --             --            (20,580)

Net Income                             --             --           --             --           231,518         231,518
                                   ---------     -----------    --------       --------       --------     -----------

Balance March 31, 1997             3,478,976     $13,608,425    $(27,115)      $(83,935)      $860,769     $14,358,144
                                   ---------     -----------    --------       --------       --------     -----------

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Unaudited Interim Consolidated Financial Statements

        The accompanying interim consolidated financial statements as of March 31, 1997 and for the three-month period then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation. The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth results of operations for the three month periods ended March 31, 1997 and 1996 expressed as a percentage of revenues:

                                        Three Months Ended
                                             March 31,
                                     1997                1996
                                     ----                ----
Revenues                            100.00%             100.00%
Direct Costs:
 Salaries and wages                  84.60               84.00
 Payroll taxes, workers'             10.00               11.00
 compensation premiums,
 employee benefits and other
 costs
     Gross Profit                     5.40                5.00
 Operating Expenses:
  Administrative salaries,            2.80                2.90
  wages and employment
  taxes
 Other general and
  administrative                      1.40                1.00
  Advertising                         0.20                0.20
  Depreciation and
  amortization                        0.10                0.10
     Total Operating Expenses         4.50                4.20
Other income (expense), net           0.60                  --
     Income before taxes              1.50                0.80
Provision for income taxes            0.60                0.40
     Net income                       0.90                0.40

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

        Revenues increased $4,081,000 or 19% in the three months ended
March 31, 1997 compared to the three months ended March 31, 1996. Worksite employees, excluding certain seasonal employees, increased 5.7% from 3,073 at March 31, 1996 to 3,249 at March 31, 1997. Average annualized payroll per worksite employee increased 13.3% to $26,590 in the first quarter of 1997 from $23,467 in the first quarter of

1996. The increase in revenues per employee was the result of continued emphasis on attracting clients in higher paying industries and full time positions. The average annualized payroll per employee was $27,168 in the fourth quarter of 1996.

DIRECT COSTS

        Salaries and wages rose 19.8% to $21,597,700 in the three months ended March 31, 1997 from $18,028,200 in the three months ended March 31, 1996. Payroll taxes, etc., rose only 7.7% to $2,545,000 in the first quarter of 1997 from $2,363,000 in the first quarter of 1996. The increase in salaries and wages in 1997's first quarter was in line with the increased headcount and the higher wage client base. Payroll taxes and benefits rose only 7.7% as a result of the Company's risk management efforts and a 20% premium credit dividend from the State of Ohio worker's compensation fund.

EXPENSES

        Administrative salaries expense rose 15.3% to $723,000 for the three months ended March 31, 1997 from $627,000 for the three months ended March 31, 1996 as the Company continued to add headcount to support the growth of the Company. Other general and administrative expenses rose 57.8% from the first quarter of 1996 to the first quarter of 1997 as the result of higher legal and external accounting expenses related to being a public company and higher facilities costs.

INCOME FROM OPERATIONS

        As a result of the 19% increase in revenues and only a 7.7% increase in direct costs, income from operations increased 39.8% to $235,000 in the three months ended March 31, 1997 from $168,000 in the three months ended March 31, 1996.

OTHER INCOME

        Other income of $151,000 consists principally of interest income and earnings on short-term investments and temporary cash investments. The investments represent the cash proceeds from the initial public offering of TEAM America stock in December, 1996. There were no excess cash investments in the corresponding first quarter of 1996.

INCOME TAX EXPENSE

        Income tax expense rose 99.8% from the first quarter of 1996 to the first quarter of 1997. The effective tax rate was 40% for the three months ended March 31, 1997 compared to 46% for the three months ended March 31, 1996. The effective tax rate for all of calendar 1996 was 42.3%. The lower tax rate in 1997 reflects the tax-exempt investment income in 1997 and the lessened impact of non-deductible life insurance premiums due to increased pre-tax income.

NET INCOME AND EARNINGS PER SHARE

        Net income increased $141,000 or 155% from the three months ended March 31, 1996 to the three months ended March 31, 1997 due to the higher revenues and investment income. Earnings per share in the first quarter of 1997 increased only 75% over the first quarter of 1996 because average shares outstanding increased from 2,093,000 in 1996's first quarter to 3,335,000 in 1997's first quarter, or 59.5%, following the initial public offering of 1,250,000 shares of TEAM America stock in December, 1996. Basic earnings per share as calculated in accordance with FASB Statement No. 128, is the same as earnings per share presented in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997 and 1996, the Company had a working capital surplus (deficit) in the amounts of $13,366,000 and ($109,000), respectively.

        The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996 net cash of $13,314,000 was provided from an initial public offering of Company stock. Net cash used in operating activities was $81,000 and $139,000 for the three month periods ended March 31, 1997 and 1996, respectively.

        The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its billing dates. The amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the general growth of the Company. For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposit. As of March 31, 1997 and 1996, the Company held cash security deposits in the amounts of $454,000 and $436,000 respectively. Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

        Net cash provided by (used in) investing activities was $55,000 and $(110,000) for the three-month periods ended March 31, 1997 and 1996 respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business. Also in March, 1997 $262,375 was paid in advance of the April 1, 1997 effective date of the acquisition of a PEO located in Dover, Ohio.

        Financing activities are not material as the Company has no debt or significant capital leases.

        Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted.

        The Company has executed a $500,000 promissory note to a bank which, at the bank's sole discretion, would allow the Company to obtain loans up to such amount without negotiating or executing any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the bank's prime rate (8.5%) at March 31, 1997. As of March 31, 1997 and 1996, no borrowings were outstanding under this credit facility.

        The Company believes that the net proceeds from the sale of the common shares in December 1996 which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements both for the next twelve months and for the foreseeable future thereafter. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment; however, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

        Effective April 1, 1997 the Company acquired a PEO in Dover, Ohio in a purchase transaction. The total consideration paid was $262,375 in cash in March, 1997 and the issuance of 40,615 shares of Company stock. Fifty percent of the shares of Company stock has been deposited in an escrow account at a bank. The shares will be released from escrow in 1998, 1999 and 2000 subject to the satisfaction of covenants pertaining to retention of worksite employees and fees.

        The Company did not pay dividends in 1996, or thus far in 1997, and does not expect to pay a dividend in the foreseeable future.

        The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Reports on Form 8-K
                    None
        (b)     Exhibits
        11      Computation of Earnings per Common and common Equivalent Share
        27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     TEAM AMERICA CORPORATION

                                     /s/ MICHAEL R. GOODRICH
                                     --------------------------------------
                                     Chief Financial Officer and Authorized
                                     Signing Officer

May 8, 1997

                                 EXHIBIT INDEX

Exhibit Number        Description                                     Page #
--------------        -----------                                     ------
      11              Computation of Earnings per Common and
                      Common Equivalent Share                          -14-

      27              Financial Data Schedule                          -15-