Form 10-Q
period 1997-06-30
TEAM AMERICA CORPORATION
filed 1997-08-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes  X    No
                                 ---      ---

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON JULY 31, 1997 WAS 3,375,703

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1997

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                           NO.
                                                                          ----
Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended June 30, 1997 and 1996 (unaudited)                            - 3 -

      Consolidated Statements of Income -- Six-month periods
      ended June 30, 1997 and 1996 (unaudited)                            - 4 -

      Consolidated Balance Sheets -- June 30, 1997 (unaudited)
        and December 31, 1996                                             - 5 -

      Consolidated Statements of Cash Flows -- Six-month periods
      ended June 30, 1997 and 1996 (unaudited)                            - 7 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Six-month period ended June 30, 1997 (unaudited)                    - 8 -

      Notes to Consolidated Financial Statements                          - 9 -

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 - 10 -

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             - 16 -

Item 6.  Exhibits and Reports on Form 8-K                                 - 16 -

Signature                                                                 - 17 -

Exhibit Index                                                             - 18 -

Exhibits                                                                  - 19 -

----------

Note: Items 1 through 3 and 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                              1997            1996
                                                                  (unaudited)

REVENUES                                                  $31,812,348     $23,441,256

DIRECT COSTS:
 Salaries and wages                                        27,243,193      19,859,168
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                             2,756,449       2,199,527
                                                          -----------     -----------

         Total direct costs                                29,999,642      22,058,695
                                                          -----------     -----------

         Gross profit                                       1,812,706       1,382,561

EXPENSES:
  Administrative salaries, wages and employment taxes         836,795         627,521
  Other general and administrative expenses                   395,610         328,372
  Advertising                                                 107,867          85,397
  Depreciation and amortization                                51,024          19,623
                                                          -----------     -----------

         Total operating expenses                           1,391,296       1,060,913
                                                          -----------     -----------

         Income from operations                               421,410         321,648

OTHER INCOME                                                  140,622           5,758
                                                          -----------     -----------
        Income before income taxes                            562,032         327,406

INCOME TAX EXPENSE                                            230,192         147,185
                                                          -----------     -----------

         Net income                                       $   331,840     $   180,221
                                                          ===========     ===========

         Earnings per share                               $      0.10     $      0.09
                                                          ===========     ===========

         Weighted average shares outstanding                3,375,703       2,087,848
                                                          ===========     ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                             1997             1996
                                                                  (unaudited)

REVENUES                                                  $57,354,716     $44,902,660

DIRECT COSTS:
 Salaries and wages                                        48,840,893      37,887,367
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                             5,301,928       4,562,402
                                                          -----------     -----------

         Total direct costs                                54,142,821      42,449,769
                                                          -----------     -----------

         Gross profit                                       3,211,895       2,452,891

EXPENSES:
  Administrative salaries, wages and employment taxes       1,560,115       1,254,587
  Other general and administrative expenses                   749,042         552,385
  Advertising                                                 159,619         121,681
  Depreciation and amortization                                86,702          34,473
                                                          -----------     -----------

         Total operating expenses                           2,555,478       1,963,126
                                                          -----------     -----------

         Income from operations                               656,417         489,765

OTHER INCOME                                                  291,684           5,758
                                                          -----------     -----------
        Income before income taxes                            948,101         495,523

INCOME TAX EXPENSE                                            384,742         224,520
                                                          -----------     -----------

         Net income                                       $   563,359     $   271,003
                                                          ===========     ===========

         Earnings per share                               $      0.17     $      0.13
                                                          ===========     ===========

         Weighted average shares outstanding                3,355,396       2,090,608
                                                          ===========     ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,       December 31,
                                                       1997             1996
                                                    (unaudited)
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents:
  Cash                                               $ 1,782,682     $ 1,383,023

  Temporary cash investments                           7,416,838       6,717,497
                                                     -----------     -----------
        Total cash and cash equivalents                9,199,520       8,100,520

 Short-term investments                                5,784,347       7,499,375
 Receivables:
  Trade, net                                             782,581         263,351
  Employee advances                                      108,773          48,487
  Unbilled revenues                                    3,639,252       2,550,854
                                                     -----------     -----------
        Total receivables                              4,530,606       2,862,692

 Prepaid income taxes                                     41,205               -
 Prepaid expenses                                        303,400         267,784
 Deferred income tax asset                               120,000         120,000
                                                     -----------     -----------
        Total current assets                          19,979,078      18,850,371

PROPERTY AND EQUIPMENT, NET                              606,631         492,335

OTHER ASSETS:
 Goodwill and non-compete agreements, net                671,758               -
 Cash surrender value of life insurance policies         333,073         259,895
 Mandated benefit/security deposits                      140,499         129,500
 Deferred income tax asset                               102,000         102,000
 Other assets                                             65,156          65,155
                                                     -----------     -----------

      Total other assets                               1,312,486         556,550
                                                     -----------     -----------

      Total assets                                   $21,898,195     $19,899,256
                                                     ===========     ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,        December 31,
                                                               1997              1996
                                                            (unaudited)

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable:
       Trade                                               $    216,346      $    254,181
        Related parties                                               -            24,768
                                                           ------------      ------------
            Total accounts payable                              216,346           278,949
     Accrued compensation                                     3,310,435         2,440,708
     Accrued payroll taxes                                    1,032,045           670,952
     Accrued workers' compensation premiums                   1,136,593           839,117
     Federal and state income taxes payable                           -           389,275
     Other accrued expenses                                     190,037           265,433
     Client deposits                                            478,254           470,135
     Capital lease obligation, current portion                    6,388            11,461
                                                           ------------      ------------
           Total current liabilities                          6,370 098         5,366,030
CAPITAL LEASE OBLIGATION, net of current portion                      -                 -
DEFERRED RENT                                                   112,479           126,125
DEFERRED COMPENSATION LIABILITY                                 331,743           259,895
                                                           ------------      ------------
          Total liabilities                                   6,814,320         5,752,050
                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock:
   Class A, no par value; 500,000 shares authorized;                  -                 -
    none issued; (aggregate liquidation preference $0)
    Class B, no par value; 500,000 shares authorized;
    none issued                                                       -                 -
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    3,478,976 shares issued; 3,375,703 and
    3,335,088 shares outstanding, respectively               13,994,661        13,629,005
Excess purchase price                                           (83,935)          (83,935)
Retained earnings                                             1,192,610           629,251
                                                           ------------      ------------
                                                             15,103,336        14,174,321
Less - Treasury stock, 103,273 and 143,888 shares
    respectively, at cost                                       (19,461)          (27,115)
                                                           ------------      ------------
          Total shareholders' equity                         15,083,875        14,147,206
                                                           ------------      ------------

          Total liabilities and shareholders' equity       $ 21,898,195      $ 19,899,256
                                                           ============      ============


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                             1997            1996

                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   563,359      $   271,003
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                          86,702           34,473
      Deferred tax expense (benefit)                                              -                -
      (Increase) decrease in operating assets:
        Receivables                                                      (1,667,914)        (534,999)
        Prepaid expenses                                                    (76,821)          29,204
        Mandated benefit/security deposits                                  (11,000)         (26,070)
        Other                                                                     -          (23,465)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                               (62,603)          64,657
        Accrued expenses and other payables                               1,063,625          446,275
        Client deposits                                                       8,119           33,576
        Deferred liabilities                                                 58,202           31,731
                                                                        -----------      -----------
          Net cash provided by (used in) operating activities               (38,331)         326,387
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                 (189,381)        (166,158)
       Increases in cash surrender value of life insurance policies         (73,178)         (44,422)
       Decrease in short-term investments                                 1,715,028                -
       AEM Acquisition                                                     (289,485)               -
                                                                        -----------      -----------
          Net cash provided by (used in) investing activities             1,162,984         (210,580)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on note payable                                                    -          (14,000)
      Payments on capital lease obligation                                   (5,073)          (4,811)
      Purchase of treasury stock                                                  -           (2,600)
      Offering costs incurred                                               (20,580)               -
                                                                        -----------      -----------
             Net cash used in financing activities                          (25,653)         (21,411)
                                                                        -----------      -----------

             Net increase in cash and cash equivalents                    1,099,000           94,396
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            8,100,520        1,938,253
                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 9,199,520      $ 2,032,649
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
  Cash paid during the period for:      Interest                        $       713      $     1,740
                                                                        ===========      ===========

                                        Income Taxes                    $   718,000      $   309,000
                                                                        ===========      ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997






                            Common Stock          Treasury Stock           Excess
                      ------------------------   ----------------------   Purchase     Retained
                         Number        Value      Number        Value       Price       Earnings        Total
                      --------------------------------------------------------------------------------------------

Balance                  3,478,976  $ 13,629,005    143,888   $ (27,115)   $ (83,935)   $   629,251   $ 14,147,206
  December 31, 1996

AEM Acquisition                          386,236   (40,615)        7,654                                  393,890

Offering Costs                          (20,580)                                                         (20,580)

Net Income                                                                                 563,359        563,359
                      --------------------------------------------------------------------------------------------

Balance                  3,478,976  $ 13,994,661    103,273   $ (19,461)   $ (83,935)   $ 1,192,610   $ 15,083,875
                      ============================================================================================
  June 30, 1997


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Unaudited Interim Consolidated Financial Statements

         The accompanying interim consolidated financial statements as of June 30, 1997 and for the three-month and six-month periods then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 -- Accounting Policies

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1996. Since December 31, 1996 the Company, effective April 1, 1997, acquired a PEO business in a transaction accounted for as a purchase. Intangible assets recorded as a result of the purchase were covenants not to compete, which are amortized over their stated life of seven years, and goodwill. Goodwill was recorded as the amount by which the consideration paid, including the value of stock issued and liabilities assumed, exceeded the fair market value of assets acquired. Goodwill is being amortized over a twenty-five year period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 expressed as a percentage of revenues:


                                                         THREE MONTHS                      SIX MONTHS
                                                         ENDED JUNE 30,                  ENDED JUNE 30,

                                                      1997          1996                 1997             1996
                                                      ----          ----                 ----             ----
Revenues                                              100%           100%                100%             100%
Direct Costs:
  Salaries and wages                                 85.6           84.7                85.2             84.4
  Payroll taxes, workers'                             8.7            9.4                 9.2             10.1
    compensation premiums,
    employee benefits and other
    costs
         Gross Profit                                 5.7            5.9                 5.6              5.5
Operating Expenses:
  Administrative salaries,                            2.6            2.7                 2.7              2.8
    wages and employment taxes
  Other general and                                   1.2            1.4                 1.3              1.2
    administrative
  Advertising                                         0.3            0.4                 0.3              0.3
  Depreciation and amortization                       0.2            0.1                 0.2              0.1
         Total Operating Expenses                     4.3            4.6                 4.5              4.4
Other income (expense), net                           0.4        - -                     0.5         - -
         Income before taxes                          1.8            1.4                 1.6              1.1
Provision for income taxes                            0.7            0.6                 0.6              0.5
         Net income                                   1.1            0.8                 1.0              0.6

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996


REVENUES

         Revenues increased $8,371,000 or 36% in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. $4,042,000 of the increase came from Alternative Employee Management, Inc. which was acquired April 1, 1997, ("the AEM Acquisition"). Worksite employees, excluding certain seasonal employees, increased 30 % from 3,149 at June 30, 1996 to 4,089 at June 30, 1997. Without the AEM Acquisition, worksite employees increased by 9% from June 30, 1996 to June 30, 1997.

Average annualized wages per worksite employee increased 5.6 % to $26,650 in the second quarter of 1997 from $25,225 in the second quarter of 1996. The increase in revenues per employee was the result of continued emphasis on attracting clients in higher paying industries and full time positions. The average annualized wage per employee was $27,168 in the fourth quarter of 1996. The decline in the average annualized wage per employee was due to the AEM Acquisition as the acquired client base had a higher mix of lower paid manufacturing and retail businesses.

DIRECT COSTS

         Salaries and wages rose 37.2% to $27,243,000 in the three months ended June 30, 1997 from $19,859,000 in the three months ended June 30, 1996. Payroll taxes, etc., rose 25.3% to $2,756,000 in the second quarter of 1997 from $2,199,000 in the second quarter of 1996. The increase in salaries and wages in 1997's second quarter was in line with the increased headcount and the higher wage client base. Payroll taxes and benefits costs rose only 25.3% as a result of the Company's risk management efforts and a 20% premium credit dividend from the State of Ohio workers' compensation fund.

EXPENSES

         Administrative salaries expense rose 33.3% to $837,000 for the three months ended June 30, 1997 from $627,000 for the three months ended June 30, 1996 as the Company continued to add headcount to support the growth of the Company. Other general and administrative expenses rose 20.5% from the second quarter of 1996 to the second quarter of 1997 as the result of higher external expenses related to being a public company and higher facilities costs.

INCOME FROM OPERATIONS

         As a result of the 36% increase in revenues, income from operations increased 31% to $421,000 in the three months ended June 30, 1997 from $321,000 in the three months ended June 30, 1996.

OTHER INCOME

         Other income of $141,000 consists principally of interest income and earnings on short-term investments and temporary cash investments. The investments represent the cash proceeds from the initial public offering of TEAM America stock in December, 1996. There were no excess cash investments in the corresponding second quarter of 1996.


INCOME TAX EXPENSE

         Income tax expense rose 56.4% from the second quarter of 1996 to the second quarter of 1997. The effective tax rate was 41% for the three months ended June 30, 1997 compared to 45% for the three months ended June 30, 1996. The effective tax rate for all of calendar 1996 was 42.3%. The lower tax rate in 1997 reflects the tax-exempt investment income in 1997 and the lessened impact of non-deductible life insurance premiums due to increased pre-tax income in 1997.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $151,000 or 84% from the three months ended June 30, 1996 to the three months ended June 30, 1997 due to the higher revenues and investment income. Earnings per share in the second quarter of 1997 increased only 11% over the second quarter of 1996 because average shares outstanding increased from 2,087,000 in the second quarter of 1996 to 3,376,000 in the second quarterof 1997, or 61.7%, following the initial public offering of 1,250,000 shares of TEAM America stock in December, 1996. Basic earnings per share, as calculated in accordance with FASB Statement No. 128, is the same as earnings per share presented in the accompanying financial statements.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


REVENUES

         Revenues increased $12,452,000 or 27.7% in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. $4,042,000 of the increase came from the AEM Acquisition. Worksite employees, excluding certain seasonal employees, increased 30% from 3,149 at June 30, 1996 to 4,089 at June 30, 1997, primarily as the result of the addition of 659 worksite employees due to the AEM Acquisition. Average annualized wages per worksite employee increased 9.3% to $26,625 in the first half of 1997 from $24,350 in the first half of 1996. The increase in revenues per employee was the result of continued emphasis on attracting clients in higher paying industries and full time positions. The average annualized payroll per employee was $27,168 in the fourth quarter of 1996. The decline from the fourth quarter of 1996 is due to the addition of AEM which has a lower paid client base.

DIRECT COSTS

         Salaries and wages rose 28.9% to $48,841,000 in the six months ended June 30, 1997 from $37,887,000 in the six months ended June 30, 1996. Payroll taxes, etc., rose only 16.2% to $5,302,000 in the first half of 1997 from $4,562,000 in the first half of 1996. The increase in salaries and wages in the first six months of 1997 was in line with the increased headcount. Payroll taxes and benefits costs rose only 16.2% as a result of the Company's risk management efforts and a 20% premium credit dividend from the State of Ohio worker's compensation fund.

EXPENSES

         Administrative salaries expense rose 24.4% to $1,560,000 for the six months ended June 30, 1997 from $1,255,000 for the six months ended June 30, 1996 as the Company continued to add headcount to support the growth of the Company. Other general and administrative expenses rose 35.6% from the first half of 1996 to the first half of 1997 as the result of higher external expenses related to being a public company and higher facilities costs.

INCOME FROM OPERATIONS

         As a result of the 28% increase in revenues, income from operations increased 34% to $656,000 in the six months ended June 30, 1997 from $490,000 in the six months ended June 30, 1996.

OTHER INCOME

         Other income of $292,000 consists principally of interest income and earnings on short-term investments and temporary cash investments. The investments represent the cash proceeds from the initial public offering of TEAM America stock in December, 1996. There were no excess cash investments in the corresponding first half of 1996.

INCOME TAX EXPENSE

         Income tax expense rose 71.4% from the first half of 1996 to the first half of 1997. The effective tax rate was 40.5% for the six months ended June 30, 1997 compared to 45.3% for the six months ended June 30, 1996. The effective tax rate for all of calendar 1996 was 42.3%. The lower tax rate in 1997 reflects the tax-exempt investment income in 1997 and the lessened impact of non-deductible life insurance premiums due to increased pre-tax income in 1997.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $292,000 or 108% from the six months ended June 30, 1996 to the six months ended June 30, 1997 due to the higher revenues and investment income. Earnings per share in the first half of 1997 increased only 31% over the first half of 1996 because average shares outstanding increased from 2,091,000 in 1996's first six months to 3,355,000 in 1997's first six months, or 60.5%, following the initial public offering of 1,250,000 shares of TEAM America stock in December, 1996. Basic earnings per share, as calculated in accordance with FASB Statement No. 128, is the same as earnings per share presented in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 and 1996, the Company had a working capital surplus (deficit) in the amounts of $13,609,000 and $(6,000), respectively. At December 31, 1996, the working capital surplus was $13,484,000.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock. Net cash provided by (used in) operating activities was $(38,000) and $326,000 for the six month periods ended June 30, 1997 and 1996, respectively.

         The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and the billing dates for client payroll periods that include the day the Company's accounting period ends. The amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the general growth of the Company.

         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposit. As of June 30, 1997 and 1996, the Company held cash security deposits in the amounts of $478,000 and $461,000, respectively.

         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash provided by (used in) investing activities was $1,163,000 and $(211,000) for the six month periods ended June 30, 1997 and 1996, respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business. Also in March and April, 1997 $289,485 was paid for the acquisition of a PEO located in Dover, Ohio. 40,615 shares of Common Stock with a value of $394,000 were also issued from treasury stock to the shareholders of AEM as part of the purchase price. Fifty percent of the shares of Company stock has been deposited in an escrow account at a bank. The shares will be released from escrow in 1998, 1999 and 2000 subject to the satisfaction of covenants pertaining to retention of worksite employees and fees.

         The principal source of cash provided by investing activities was the maturation of short-term investment instruments which were reinvested in temporary cash investments at June 30, 1997.

         Financing activities are not material as the Company has no debt or significant capital leases.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted.

         The Company has executed a $500,000 promissory note to a bank which, at the bank's sole discretion, would allow the Company to obtain loans up to such amount without negotiating or executing any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the bank's prime rate (8.25% at June 30, 1997). As of June 30, 1997 and 1996, no borrowings were outstanding under this credit facility. In July, 1997 this credit facility was replaced by a $5,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaining of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Service ("IRS") for Tax Advice Memorandum ("TAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in Ohio where a substantial portion of the Company's business is concentrated; (v) the Company's ability to offer its services in states other than Ohio where it has little or no market penetration;
(vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; and (x) additional regulatory requirements affecting the Company.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on June 11, 1997. At the close of business on the record date of May 9, 1997, 3,375,703 common shares were outstanding and entitled to vote at the meeting. At the Annual Meeting, 3,157,196 or 93.5% of the outstanding common shares entitled to vote were represented in person or by proxy.

         The Board of Directors is divided into two classes. Three directors positions, to serve for a term of two years, were up for election. Directors elected at the Annual Meeting were:

                           Paul M. Cash
                           William W. Johnston
                           M. R. Swartz

         The voting for each director was as follows:
                                             For                  Withheld
                Paul M. Cash              3,140,146                 17,050
                William W. Johnston       3,139,146                 18,050
                M. R. Swartz              3,140,146                 17,050


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                      None
         (b)      Exhibits

            10 Revolving Credit Agreement and Commercial Note Addendum dated July 18, 1997

            11     Computation of Earnings per Common and common Equivalent
                   Share

            27     Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   TEAM AMERICA CORPORATION




                                   /s/MICHAEL R. GOODRICH
                                   --------------------------------------
                                   Chief Financial Officer and Authorized
                                   Signing Officer
August 8 , 1997

                                  EXHIBIT INDEX


Exhibit Number    Description                                       Page #
--------------    -----------                                       ------

      10          Revolving Credit and Commercial Note             - 19 -
                  Addendum dated July 18, 1997

      11          Computation of Earnings per Common and
                  Common Equivalent Share                          - 33 -

      27          Financial Data Schedule                          -    - *



*  In SEC EDGAR-filed document only