Form 10-Q
period 1997-09-30
TEAM AMERICA CORPORATION
filed 1997-11-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (614) 848-3995
                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X      No
                                 --------     ---------

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON NOVEMBER 11, 1997 WAS 3,879,636

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1997

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                        NO.
                                                                       ----
Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended September 30, 1997 and 1996 (unaudited)                    - 3 -

      Consolidated Statements of Income -- Nine-month periods
      ended September 30, 1997 and 1996 (unaudited)                    - 4 -

      Consolidated Balance Sheets -- September 30, 1997 (unaudited)
      and December 31, 1996                                            - 5 -

      Consolidated Statements of Cash Flows -- Nine-month periods
      ended September 30, 1997 and 1996 (unaudited)                    - 7 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Nine-month period ended September 30, 1997 (unaudited)           - 8 -

      Notes to Consolidated Financial Statements                       - 9 -

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        - 10 -

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              - 16 -

Signature                                                              - 17 -

Exhibit Index                                                          - 18 -

Exhibits                                                               - 19 -

----------

Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                            1997           1996
                                                                (unaudited)

REVENUES                                                 $36,697,118    $24,803,028

DIRECT COSTS:
 Salaries and wages                                       31,764,551     21,130,580
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                            3,235,718      2,226,161
                                                         -----------    -----------
         Total direct costs                               35,000,269     23,356,741
                                                         -----------    -----------
         Gross profit                                      1,696,849      1,446,287

EXPENSES:
  Administrative salaries, wages and employment taxes        862,856        640,407
  Other general and administrative expenses                  526,883        445,283
  Advertising                                                 95,131         52,703
  Depreciation and amortization                               59,812         23,841
                                                         -----------    -----------
         Total operating expenses                          1,544,682      1,162,234
                                                         -----------    -----------
         Income from operations                              152,167        284,053

OTHER INCOME                                                 148,286          6,855
                                                         -----------    -----------
        Income before income taxes                           300,453        290,908

INCOME TAX EXPENSE                                           127,661        105,780
                                                         -----------    -----------
         Net income                                      $   172,792    $   185,128
                                                         ===========    ===========
         Earnings per share                              $      0.05    $      0.09
                                                         ===========    ===========
         Weighted average shares outstanding               3,501,686      2,087,848
                                                         ===========    ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                            1997           1996
                                                                (unaudited)
REVENUES                                                 $94,051,834    $69,705,688

DIRECT COSTS:
 Salaries and wages                                       80,605,444     59,017,947
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                            8,537,646      6,788,563
                                                         -----------    -----------
         Total direct costs                               89,143,090     65,806,510
                                                         -----------    -----------
         Gross profit                                      4,908,744      3,899,178

EXPENSES:
  Administrative salaries, wages and employment taxes      2,423,471      1,894,994
  Other general and administrative expenses                1,276,195        997,668
  Advertising                                                254,750        174,384
  Depreciation and amortization                              146,515         58,314
                                                         -----------    -----------
         Total operating expenses                          4,100,931      3,125,360
                                                         -----------    -----------
         Income from operations                              807,813        773,818

OTHER INCOME                                                 440,650         12,613
                                                         -----------    -----------
        Income before income taxes                         1,248,463        786,431

INCOME TAX EXPENSE                                           512,313        330,300
                                                         -----------    -----------
         Net income                                      $   736,150    $   456,131
                                                         ===========    ===========
         Earnings per share                              $      0.22    $      0.22
                                                         ===========    ===========
         Weighted average shares outstanding               3,404,750      2,088,768
                                                         ===========    ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1997            1996
                                                   (unaudited)
                               ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents:
  Cash                                              $ 1,730,984    $ 1,383,023
  Temporary cash investments                          5,222,715      6,717,497
                                                    -----------    -----------
        Total cash and cash equivalents               6,953,699      8,100,520

 Short-term investments                               5,700,695      7,499,375
 Receivables:
  Trade, net                                            765,376        263,351
  Employee advances                                     184,210         48,487
  Unbilled revenues                                   5,187,127      2,550,854
                                                    -----------    -----------
        Total receivables                             6,136,713      2,862,692

 Prepaid income taxes                                      --             --
 Prepaid expenses                                       484,787        267,784
 Deferred income tax asset                              120,000        120,000
                                                    -----------    -----------
        Total current assets                         19,395,894     18,850,371

PROPERTY AND EQUIPMENT, NET                             900,243        492,335

OTHER ASSETS:
 Goodwill and non-compete agreements, net             9,761,176           --
 Cash surrender value of life insurance policies        390,398        259,895
 Mandated benefit/security deposits                     155,316        129,500
 Deferred income tax asset                              102,000        102,000
 Other assets                                            64,787         65,155
                                                    -----------    -----------

      Total other assets                             10,473,677        556,550
                                                    -----------    -----------

      Total assets                                  $30,769,814    $19,899,256
                                                    ===========    ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,    December 31,
                                                             1997             1996
                                                          (unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable:
       Trade                                              $    480,841     $    254,181
        Related parties                                           --             24,768
                                                          ------------     ------------
            Total accounts payable                             480,841          278,949
     Acquisition payments due                                1,954,015             --
     Accrued compensation                                    4,741,833        2,440,708
     Withheld and accrued payroll taxes payable              1,419,507          670,952
     Accrued workers' compensation premiums                    998,296          839,117
     Federal and state income taxes payable                    (43,041)         389,275
     Other accrued expenses                                    383,288          265,433
     Client deposits                                           504,316          470,135
     Capital lease obligation, current portion                  10,000           11,461
                                                          ------------     ------------
           Total current liabilities                        10,449 055        5,366,030
CAPITAL LEASE OBLIGATION, net of current portion                23,855             --
DEFERRED RENT                                                  105,655          126,125
DEFERRED COMPENSATION LIABILITY                                387,088          259,895
                                                          ------------     ------------
          Total liabilities                                 10,965,653        5,752,050
                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock:
   Class A, no par value; 500,000 shares authorized;              --               --
    none issued; (aggregate liquidation preference $0)
    Class B, no par value; 500,000 shares authorized;
    none issued                                                   --               --
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    3,982,909 and 3,478,976 shares issued; 3,879,636
    and 3,335,088 shares outstanding, respectively          18,542,146       13,629,005
Excess purchase price                                          (83,935)         (83,935)
Retained earnings                                            1,365,411          629,251
                                                          ------------     ------------
                                                            19,823,622       14,174,321
Less - Treasury stock, 103,273 and 143,888 shares
    respectively, at cost                                      (19,461)         (27,115)
                                                          ------------     ------------
          Total shareholders' equity                        19,804,161       14,147,206
                                                          ------------     ------------
          Total liabilities and shareholders' equity      $ 30,769,814     $ 19,899,256
                                                          ============     ============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                          1997             1996
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   736,150     $   456,131
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                        146,515          58,314
      Deferred tax expense (benefit)                                          --              --
      (Increase) decrease in operating assets:
        Receivables                                                     (2,409,602)       (727,965)
        Prepaid expenses                                                   (20,133)         34,997
        Mandated benefit/security deposits                                 (17,850)        (26,070)
        Other                                                                 --           (16,151)
      Increase (decrease) in operating liabilities:
        Accounts payable                                                   108,695          61,643
        Accrued expenses and other payables                              1,120,559          86,538
        Client deposits                                                     32,794          36,354
        Deferred liabilities                                               106,723          58,727
                                                                       -----------     -----------
          Net cash provided by (used in) operating activities             (196,149)         22,518
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                (413,782)       (261,474)
       Increases in cash surrender value of life insurance policies       (130,503)        (77,843)
       Decrease in short-term investments                                1,798,680            --
       AEM Acquisition, net of cash obtained                               (42,613)           --
       WSI Acquisition, net of cash obtained                            (2,133,479)           --
                                                                       -----------     -----------
          Net cash provided by (used in) investing activities             (921,697)       (339,317)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on note payable                                                --           (14,000)
      Payments on capital lease obligation                                  (8,395)         (6,746)
      Purchase of treasury stock                                              --            (2,600)
      Offering costs incurred                                              (20,580)           --
                                                                       -----------     -----------
             Net cash used in financing activities                         (28,975)        (23,346)
                                                                       -----------     -----------
             Net increase (decrease) in cash and cash equivalents       (1,146,821)       (340,145)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           8,100,520       1,938,253
                                                                       -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 6,953,699     $ 1,598,108
                                                                       ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                     Cash paid during the period for:

                                          Interest                     $     2,389     $     2,279
                                                                       ===========     ===========

                                          Income Taxes                 $   843,000     $   333,847
                                                                       ===========     ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                            Excess
                            Common   Stock         Treasury   Stock        Purchase     Retained
                         Number         Value      Number       Value        Price       Earnings       Total
                         ----------------------------------------------------------------------------------------------
Balance                  3,478,976     $ 13,629,005       143,888    $ (27,115)    $(83,935)  $  629,251    $14,147,206
  December 31, 1996

AEM Acquisition                             386,236       (40,615)       7,654                                  393,890

Offering Costs                              (20,580)                                                            (20,580)

WSI Acquisition            503,933        4,547,485                                                           4,547,485

Net Income                                                                                       736,160        736,160
                         ----------------------------------------------------------------------------------------------

Balance                  3,982,909     $ 18,542,146       103,273    $ (19,461)    $(83,935)  $1,365,411    $19,804,161
                         ==============================================================================================
  September 30, 1997

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Unaudited Interim Consolidated Financial Statements

         The accompanying interim consolidated financial statements as of September 30, 1997 and for the three-month and nine-month periods then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 -- Accounting Policies

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1996. Since December 31, 1996, the Company acquired PEO businesses in transactions accounted for as purchases. Intangible assets recorded as a result of the purchase were covenants not to compete, which are amortized over their stated life of seven years, and goodwill. Goodwill was recorded as the amount by which the consideration paid, including the value of stock issued and liabilities assumed, exceeded the fair market value of assets acquired. Goodwill is being amortized over a twenty-five year period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 expressed as a percentage of revenues:

                                       THREE MONTHS         NINE MONTHS
                                    ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                       1997    1996         1997   1996
                                       ----    ----         ----   ----
Revenues                                100%    100%         100%    100%
                                        ---     ---          ---     ---
Revenues
Direct Costs:
  Salaries and wages                   86.6    85.2         85.7    84.7
  Payroll taxes, workers'               8.8     9.0          9.1     9.7
    compensation premiums,
    employee benefits and other
    costs
                                        ---     ---          ---     ---
         Gross Profit                   4.6     5.8          5.2     5.6
                                        ---     ---          ---     ---
Operating Expenses:
  Administrative salaries,              2.3     2.6          2.6     2.7
    wages and employment taxes
  Other general and                     1.4     1.8          1.3     1.4
    administrative
  Advertising                           0.3     0.2          0.3     0.3
  Depreciation and amortization         0.2     0.1          0.2     0.1
                                        ---     ---          ---     ---
         Total Operating Expenses       4.2     4.7          4.4     4.5
                                        ---     ---          ---     ---
Other income (expense), net             0.4      --          0.5      --
                                                             ---     ---
         Income before income taxes     0.8     1.1          1.3     1.1
Income taxes                            0.3     0.4          0.5     0.5
                                        ---     ---          ---     ---
         Net income                     0.5     0.7          0.8     0.6
                                        ===     ===          ===     ===



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Revenues increased $11,894,000 or 48% in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Worksite employees, excluding certain seasonal employees and the employees at Workforce Strategies which was acquired September 8, 1997, increased 37% from 3,254 at September 30, 1996 to 4,465 at September 30, 1997. Total worksite employees including the Workforce acquisition increased to nearly 6,300 at September 30, 1997 from 3,600 at December 31, 1996.

         Average annualized wages per worksite employee increased 3.6% to $26,912 for the three months ended September 30, 1997 from $25,975 for the three months ended September 30, 1996. The average annualized wage per employee is down slightly from the 1996 average of over $27,000 due to a higher mix of manufacturing based clients added as a result of the AEM acquisition on April 1, 1997.

DIRECT COSTS

         Salaries and wages rose 50% to $31,765,000 in the three months ended September 30, 1997 from $21,130,000 in the three months ended September 30, 1996. Payroll taxes, etc., rose 45% to $3,236,000 in the third quarter of 1997 from $2,226,000 in the third quarter of 1996. The increase in salaries and wages in 1997's third quarter was in line with the increased headcount. The increase in the cost of payroll taxes and benefits primarily reflects higher costs for the Company's Ohio workers' compensation program in the third quarter of 1997.

EXPENSES

         Administrative salaries expense rose 35% to $863,000 for the three months ended September 30, 1997 from $640,000 for the three months ended September 30, 1996 as the Company continued to add headcount to support the growth of the Company. Other general and administrative expenses rose 18% from the third quarter of 1996 to the third quarter of 1997 as the result of higher external expenses to support a larger public entity.

INCOME FROM OPERATIONS

         As a result of the decrease in gross profit and higher operating expenses, income from operations decreased 46% to $152,000 in the three months ended September 30, 1997 from $284,000 in the three months ended September 30, 1996.

OTHER INCOME

         Other income of $148,000 consists principally of interest income and earnings on short-term investments and temporary cash investments. The investments represent the cash proceeds from the initial public offering of TEAM America stock in December 1996. There were no excess cash investments in the corresponding third quarter of 1996.

INCOME TAX EXPENSE

         Income tax expense rose 21% from the third quarter of 1996 to the third quarter of 1997. The effective tax rate was 42% for the three months ended September 30, 1997 compared to 36% for the three months ended September 30, 1996. The effective tax rate for all of calendar 1996 was 42.3%. The lower tax rate in 1997 reflects the tax-exempt investment income in 1997 and the lessened impact of non-deductible life insurance premiums due to increased pre-tax income in 1997.

NET INCOME AND EARNINGS PER SHARE

         Net income decreased $13,000 or 7% from the three months ended September 30, 1996 to the three months ended September 30, 1997 due to the lower gross profit and higher operating expenses offset by higher investment income. Earnings per share in the third quarter of 1997 decreased 44% from the third quarter of 1996 because average shares outstanding increased from 2,089,000 in the third quarter of 1996 to 3,502,000 in the third quarter of 1997, or 68%, following the initial public offering of 1,250,000 shares of TEAM America stock in December 1996 and shares issued in the acquisitions in March and September 1997. Basic earnings per share, as calculated in accordance with FASB Statement No. 128, is the same as earnings per share presented in the accompanying financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Revenues increased $24,345,000 or 35% in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The year-to-date average number of worksite employees, excluding certain seasonal employees and the Workforce employees, increased 22% from 3,226 at September 30, 1996 to 3,934 at September 30, 1997. The average annualized wages per worksite employee increased 9.6% to $26,735 in 1997 from $24,400 in 1996 reflecting a continued emphasis on attracting new clients in higher paying industries.

DIRECT COSTS

         Salaries and wages rose 37% to $80,605,000 in the nine months ended September 30, 1997 from $59,017,000 in the nine months ended September 30, 1996. Payroll taxes, etc., rose only 26% to $8,538,000 in from $6,789,000 in 1996. The increase in salaries and wages was in line with the increased revenues. Payroll taxes and benefits costs rose only 26% as a result of the Company's risk management efforts and a 20% premium credit dividend from the State of Ohio worker's compensation fund during the first six months of 1997.

EXPENSES

         Administrative salaries expense rose 28% to $2,423,000 for the nine months ended September 30, 1997 from $1,895,000 for the nine months ended September 30, 1996 as the Company continued to add headcount to support the growth of the Company. Other general and administrative expenses also rose 28% for the nine months ended September 30, 1997 from the nine months ended September 30, 1996 as the result of higher external expenses related to being a public company, higher facilities costs and expenses to support a larger organization and staff.

INCOME FROM OPERATIONS

         As a result of the 26% increase in gross profit, offset by higher operating expenses, income from operations increased only 4% to $808,000 in the nine months ended September 30, 1997 from $774,000 in the nine months ended September 30, 1996.

OTHER INCOME

         Other income of $441,000 consists principally of interest income and earnings on short-term investments and temporary cash investments. The investments represent the cash proceeds from the initial public offering of TEAM America stock in December 1996. There were no excess cash investments in the corresponding period of 1996.

INCOME TAX EXPENSE

         Income tax expense rose 55% from 1996 to 1997. The effective tax rate was 41% for the nine months ended September 30, 1997 compared to 42% for the nine months ended September 30, 1996. The effective tax rate for all of calendar 1996 was 42.3%. The lower tax rate in 1997 reflects the tax-exempt investment income in 1997 and the lessened impact of non-deductible life insurance premiums due to increased pre-tax income in 1997.

NET INCOME AND EARNINGS PER SHARE

         Net income increased $280,000 or 62% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 due to the higher revenues and investment income. Earnings per share were flat between the periods because average shares outstanding increased from 2,089,000 in 1996 to 3,355,000 in 1997, following the initial public offering of 1,250,000 shares of TEAM America stock in December 1996 and shares issued in acquisitions in March, 1997 and September, 1997. Basic earnings per share, as calculated in accordance with FASB Statement No. 128, is the same as earnings per share presented in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had a working capital surplus of $8,947,000. At December 31, 1996, the working capital surplus was $13,484,000.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock. Net cash provided by (used in) operating activities was $(196,000) and $23,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

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

         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposit. As of September 30, 1997 and 1996, the Company held cash security deposits in the amounts of $504,000 and $470,000, respectively.

         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash used in investing activities was $922,000 and $339,000 for the nine month periods ended September 30, 1997 and 1996, respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business. In March and April, 1997 $289,485 was paid for the acquisition of AEM, a PEO located in Dover, Ohio. The 40,615 shares of TEAM America stock with a value of $394,000 were also issued from treasury stock to the shareholders of AEM as part of the purchase price. Fifty percent of the shares of TEAM America stock has been deposited in an escrow account at a bank. The shares will be released from escrow in 1998, 1999 and 2000 subject to the satisfaction of covenants pertaining to retention of worksite employees and fees. In September, 1997 approximately 495,000 shares of TEAM America stock and 176,000 options to acquire shares of TEAM America stock at $8.50 per share were issued to the shareholders of Workforce to acquire that PEO. In addition $2,133,000 was paid in September and $1,954,000 is payable at September 30, 1997 to the shareholders of Workforce and to others for the acquisition of Workforce and certain costs related thereto.

         Two acquisitions of PEO's were completed subsequent to September 30, 1997. Total cash paid in these acquisitions was $4,105,000. Also 796,000 shares of TEAM America stock was issued in these transactions along with 333,333 options to acquire additional TEAM America stock at $11.00 per share.

         The principal source of cash provided by investing activities was the maturation of short-term investment instruments which were reinvested in temporary cash investments at September 30, 1997 or used towards the acquisitions of AEM and Workforce.

         Financing activities are not material as the Company has no debt or significant capital leases.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted.

         The Company had executed a $500,000 promissory note to a bank which, at the bank's sole discretion, would allow the Company to obtain loans up to such amount without negotiating or executing any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the bank's prime rate (8.25% at September 30, 1997). As of September 30, 1997 and 1996, no borrowings were outstanding under this credit facility. In July 1997 this credit facility was replaced by a $5,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. There were no borrowings under the revolving credit agreement in the third quarter.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Service ("IRS") for Tax Advice Memorandum ("TAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in Ohio where a substantial portion of the Company's business is concentrated; (v) the Company's ability to offer its services in states other than Ohio where it has little or no market penetration;
(vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; and (x) additional regulatory requirements affecting the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

                  On September 8, 1997 the Company reported on Form 8-K the
                    acquisition of Workforce Strategies, Inc. (Items 2 and 7).

         (b)      Exhibits

             11   Computation of Earnings per Common and common Equivalent Share

             27   Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         TEAM AMERICA CORPORATION

                                         /s/MICHAEL R. GOODRICH
                                         ----------------------
                                         Chief Financial Officer and Authorized
                                         Signing Officer

November 11 , 1997

                                  EXHIBIT INDEX

Exhibit Number    Description                                          Page #
--------------    -----------                                          ------

         11       Computation of Earnings per Common and
                  Common Equivalent Share                              - 20 -

         27       Financial Data Schedule                              -     - *


*  In SEC EDGAR-filed document only