Form 10-K
period 1997-12-31
TEAM AMERICA CORPORATION
filed 1998-03-30
CIK 860235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1997


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

                                 (614) 848-3995
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO
                                               ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of voting stock held by non-affiliates of registrant as of March 16, 1998 was approximately $30,761,147.

         There were 4,772,422 shares of the Registrant's Common Stock outstanding at March 16, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of the Stockholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         TEAM America Corporation (the "Company") is a Professional Employer Organization ("PEO") which was founded in 1986 and incorporated in Ohio in 1987. The Company through its subsidiaries provides comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their human resource responsibilities. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employer liability protection, payroll and payroll tax administration, and placement services. The Company provides such services by establishing an employment relationship with the worksite employees of its clients, contractually assuming substantial employer responsibilities with respect to worksite employees, and instructing its clients regarding employment practices. While the Company becomes the legal employer for most purposes, the client remains in operational control of its business. The Company has expanded its business in 1997 through acquisitions. Four acquisitions were completed in 1997; one each in Ohio, California, Michigan and Idaho. These acquisitions added 800 clients and 6,250 worksite employees. As of December 31, 1997, the Company provided professional employer services to approximately 1,050 clients and approximately 10,500 worksite employees, located in the midwestern, northwestern/intermountain and western regions of the United States. This compares with 241 clients and 3,646 worksite employees, primarily all located in Ohio at December 31, 1996.

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

GROWTH STRATEGY

         The Company intends to further strengthen its position in various U.S. markets by pursuing the following business strategies:

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

         Increase Penetration of Existing Markets. The Company believes that additional market penetration in established markets offers significant growth potential. The Company believes that less than 2.0% of the total number of businesses having more than 20 and fewer than 500 employees are in a PEO relationship. In established markets, the Company's ability to achieve its growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in its marketing efforts than in new markets. The Company intends to capitalize on these advantages and to achieve higher penetration in its existing markets by hiring additional sales personnel and improving sales productivity. In addition, the Company intends to increase significantly its advertising and promotional efforts in order to educate the market place regarding the quality and breadth of the Company's services and the benefits of "partnering in employment" through outsourcing the human resource function. The Company believes that increasing its penetration in existing markets will allow the Company to leverage its current economies of scale, thereby increasing its cost effectiveness and profit margins.

         Expand Through Acquisitions. The PEO industry is highly fragmented, with in excess of 2,300 companies providing PEO services in 1997 according to the National Association of Professional Employer Organizations ("NAPEO"). Accordingly, the Company believes significant opportunities for consolidation exist in the PEO industry. The Company believes that this industry consolidation will be driven by growing human resource, legal and regulatory complexities, increasing capital requirements, and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in its current markets in the midwestern United States and possibly to enter selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. The Company has identified certain fundamental attributes which characterize attractive markets such as (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, and (v) a high concentration of small to medium-sized businesses.

         The Company completed four acquisitions of PEO businesses in 1997 and three to date in 1998. In addition, as of March 16, 1998, the Company has signed contracts for the acquisition of two more PEO's. See "Business -- Acquisitions."

         Develop Proprietary Information Systems. The Company will continue to develop its proprietary information systems which will enable the Company to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services.

         Target Selected Clients in Growth Industries. The Company attempts to target, and tailors its services to meet the needs of, businesses with between 5 and 500 employees in industries which the Company believes have the potential for significant growth. As of December 31, 1997, the Company's clients had an average of approximately 10 worksite employees. The Company believes that its targeted businesses are likely to (i) desire the wide range of employee benefits offered by the Company, (ii) recognize the burden of their human resource administration costs, (iii) experience greater employment-related regulatory burdens, and (iv) be more financially stable. In addition, the Company believes that targeting such businesses results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

ACQUISITIONS

         On March 21, 1997, the Company acquired Alternative Employee Management, Inc. ("AEM") for approximately $471,000, consisting of the issuance of 40,615 shares of the Company's Common Stock valued at $9.75 per share, and $75,000 in cash (the "AEM Acquisition"). An additional cash payment of $186,000 was made in connection with a related noncompetition agreement. AEM was an PEO headquartered in Dover, Ohio with approximately 650 worksite employees. AEM merged with TEAM America of Ohio, Inc., a wholly-owned subsidiary of the Company, on July 1, 1997.

         On September 8, 1997, the Company acquired Workforce Strategies, Inc. ("Workforce") for approximately $8,081,000, consisting of the issuance of 494,516 shares of the Company's Common Stock valued at $8.50 per share, $3,877,755 in cash, and options to purchase 176,037 shares of the Company's Common Stock at $8.50 per share (the "Workforce Acquisition"). Workforce was a PEO with approximately 1,800 worksite employees and was headquartered in Lafayette, California. Workforce merged with and into TEAM America of California, Inc., a wholly-owned subsidiary of the Company, on September 8, 1997.

         On October 6, 1997, the Company acquired The Personnel Department, Incorporated ("PDI") for approximately $2,807,000, consisting of the issuance of 68,468 shares of the Company's Common Stock valued at $10.25 per share and $2,105,400 in cash (the "PDI Acquisition). PDI, and related entities, The Personnel Department - Midwest, Incorporated, PTM Management Company, Incorporated, and The Personnel Department of Metropolitan Detroit, Inc., are PEOs with approximately 500 worksite employees combined located primarily in Michigan.

         On October 31, 1997, the Company acquired Aspen Consulting Group, Inc. ("Aspen") for approximately $10,000,000, consisting of the issuance of 727,273 shares of the Company's Common Stock valued at $11.00 per share and $2,000,000 in cash (the "Aspen Acquisition"). Aspen was a PEO with approximately 3,000 worksite employees located in Idaho, Montana, Utah and Oregon. TEAM America of Idaho, Inc., a wholly-owned subsidiary of the Company, merged with and into Aspen on October 31, 1997. Aspen is also referred to as TEAM America West.

         On January 2, 1998, the Company acquired Staff-Link, Incorporated ("Staff-Link") and The Cardinal Group, Inc. ("Cardinal") for approximately $1,050,000, consisting of the issuance of 84,050 shares of the Company's Common Stock valued at $10.00 per share, and $210,000 in cash (the "Staff-Link Acquisition"). Staff-Link and Cardinal were PEOs located in Tennessee, Alabama, and Mississippi which combined had a total of approximately 800 worksite employees. Staff-Link merged with and into TEAM America Mid-South, Inc., a wholly-owned subsidiary of the Company, and Cardinal merged with and into TEAM America of Tennessee, Inc., a wholly-owned subsidiary of the Company, on January 2, 1998.

         On March 1, 1998, the Company acquired Paymaster, Inc. ("Paymaster") for approximately $625,000, consisting of the issuance of 52,500 shares of the Company's Common Stock valued at $10.00 per share, and $100,000 in cash (the Paymaster Acquisition"). Paymaster was a PEO located in Utah with approximately 500 worksite employees. Paymaster has been renamed TEAM America of Utah, Inc.

         On March 15, 1998, the Company acquired Company 1, Inc. ("Company 1") for approximately $115,350, consisting of the issuance of 9,228 shares valued at $10.00 per share, and $23,070 in cash (the Company 1 Acquisition). Company 1 was a PEO located in Montana with approximately 200 worksite employees. Company 1 has been renamed TEAM America of Montana, Inc.

CLIENT SERVICES

         Client Service Teams. The Company has client service directors who oversee a service staff consisting of customer service representatives ("CSRs") and customer service administrators. A team consisting of a client service director, a client service representative and a client service administrator is assigned to each client. The client service team is responsible for administering the client's personnel and benefits, coordinating the Company's response to client needs for administrative support and responding to any questions or problems encountered by the client.

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

         At December 31, 1997, the Company served approximately 1,050 clients and approximately 10,500 worksite employees resulting in an average of 10 worksite employees per client. No single client accounted for more than 10% of the Company's revenues for the twelve months ended December 31, 1997. As a result of acquisitions in 1997, the Company's clientele is more geographically diverse. In 1996, approximately 94% of the Company's client base was located in Ohio. At December 31, 1997, less than 50% of the worksite employees are located in Ohio and the percentage in Ohio has continued and will continue to decline in 1998 as a result of acquisitions announced or completed through March 16, 1998. The Company's client base is broadly distributed throughout a wide variety of industries. The Company's clientele is heavily weighted towards professional, service, light manufacturing and non-profit businesses. The Company's exposure to higher workers' compensation claims businesses such as construction and commercial is less than 25% of its total business.

         The Company has benefited from a high level of client retention, resulting in a significant recurring revenue stream. The infrequent attrition that the Company has experienced has typically been attributable to a variety of factors, including (i) sale or acquisition of the client, (ii) termination by the Company resulting from the client's inability to make timely payments, (iii) client business failure or downsizing, and (iv) client nonrenewal due to price or service dissatisfaction. The Company believes that the risk of a client terminating its relationship with the Company decreases substantially after the client has been associated with the Company for over one year because of the client's increased appreciation of the Company's value-added services and the difficulties associated with a client reassuming the burdens of being the sole employer. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with the Company's services or to retain the services of a competitor.

SALES AND MARKETING

         The Company markets its services through a direct sales force of sales executives. Each of the Company's sales executives enters into an employment agreement with the Company which establishes a performance-based compensation program, which currently includes a base amount, sales commissions and a bonus for each new worksite employee enlisted. Such employment agreements contain certain non-competition and non-solicitation provisions which prohibit the sales executives from competing with the Company. The Company attributes the productivity of its sales executives in part to their experience in fields related to one or more of the Company's core services. The background of the Company's sales executives includes experience in industries such as information services, health insurance, business consulting and commercial sales. The Company's sales materials emphasize its broad range of high-quality services and the resulting benefits to clients and worksite employees.

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

         Since October 1995, the Company has been developing an integrated information system based on client-server technology using an OracleTM relational database. The Company's new system will allow clients to enter and submit payroll data via modem and over the internet. The new system will also be used to store and retrieve information regarding all aspects of the Company's business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. The Company's development of such system is in the parallel testing phase and the Company expects that the new system will be operational in 1998. The Company believes that this system will be capable of being upgraded and expanded to meet the needs of the Company for the next five years. This new system is Year 2000 compliant. Accordingly, the Company does not expect to incur material incremental costs beyond the costs of this planned system implementation and rollout to be Year 2000 compliant.

COMPETITION

         The PEO industry is highly fragmented, with in excess of 2,300 companies currently providing PEO services, mostly in a single market or region. The Company's competitors include traditional in-house human resource departments and other PEOs. The Company also competes with providers of unbundled employment-related services such as payroll processing firms, human resource consultants, and workers compensation and unemployment administrators. Certain of such companies, many of which have greater financial and other resources than the Company, are seeking to enter the professional employer services market. The Company believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that service quality, name recognition, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry.

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

CORPORATE EMPLOYEES

         As of December 31, 1997, the Company had 130 corporate employees at its headquarters in Worthington, Ohio and at its offices around the country.

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

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) is proposed legislation that will clarify and codify who is the employer for benefit plan purposes, thus eliminating much of the confusion and uncertainty surrounding these issues currently. It is uncertain at this time whether this legislation will become law, and if it does, what changes, if any, may be required of the Company's existing benefit plans in order to comply with its provisions.

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

FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation, of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Service ("IRS") for Tax Advice Memorandum ("TAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in states where a substantial portion of the Company's business is concentrated; (v) the Company's ability to integrate acquisitions profitably; (vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; (x) additional regulatory requirements affecting the Company; and (xi) risks set forth in "Business -- Risk Factors" and other risks disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

RISK FACTORS

         Potential For Unfavorable Government Regulations. The Company's operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations ("worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these laws. Because many of the laws related to the employment relationship were enacted prior to the development of alternative employment arrangements, such as those provided by professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning such relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, as amended (the "Code"), include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by the Company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on the Company's results of operations and financial condition.

         The application of many laws to the Company's PEO services will depend on whether the Company is considered an employer under the relevant statutes and regulations. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Code, the workers' compensation laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. For a discussion of certain of these factors, see "Industry Regulation -- Overview." By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time, there have been proposals to enact a statutory definition of employer for other purposes of the Code.

         While many states do not explicitly regulate PEOs, approximately one-third of the states have enacted laws (not including Ohio) that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. There can be no assurance that the Company will be able to comply with any such regulations which may be imposed upon it in the future, and the inability of the Company to comply with any such regulations could have a material adverse effect on the Company's results of operations and financial condition. See "Industry Regulation."

         In addition, there can be no assurance that existing laws and regulations which are not currently applicable to the Company will not be interpreted more broadly in the future so as to apply to the Company's existing activities or that new laws and regulations will not be enacted with respect to the Company's activities, either of which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. See "Industry Regulation."

         Risk of Loss of Qualified Status for Certain Tax Purposes. Representatives of the IRS have publicly stated that the IRS is conducting a Market Segment Study of the PEO industry, focusing on selected PEOs (not including the Company), in order to examine the relationships among PEOs, worksite employees and owners of client companies. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) plan was audited for the year ended December 31, 1992, and as part of that audit, the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum ("TAM") regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Code as a result of either the Market Segment Study or the TAM, then the tax qualified status of the Company's 401(k) plan could be revoked and its cafeteria plan may lose its favorable tax status. The loss of qualified status for the 401(k) plan and the cafeteria plan could increase the Company's administrative expenses, increase client dissatisfaction and adversely affect the ability of the Company to attract and retain clients and worksite employees, and, thereby, materially adversely affect the Company's financial condition and results of operations. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, and the ultimate outcome of such conclusions or findings. The Company is also unable to predict the impact which the foregoing could have on the Company's administrative expenses, and whether the Company's resulting liability exposure, if any, will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount, if any, of such liability exposure. See "Industry Regulation -- PEO Services (Employee Benefit Plans)."

         Dependence Upon Key Personnel. The Company is dependent to a substantial extent upon the continuing efforts and abilities of Richard C. Schilg, the Company's founder, Chairman of the Board, President and Chief Executive Officer, and Kevin T. Costello, the Company's Senior Vice President. The Company has entered into employment agreements with Mr. Schilg and Mr. Costello. The loss of the services of Messrs. Schilg or Costello could have a material adverse effect upon the Company's financial condition and results of operations. The Company maintains key-man life insurance policies on the lives of Messrs. Schilg and Costello.

         Failure to Manage Growth and Risks Related to Growth Through Acquisitions. The Company intends to continue its internal growth and to pursue an acquisition strategy. Such growth may place a significant strain on the Company's management, financial, operating and technical resources. The Company has limited acquisition experience, and growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating such businesses with the Company's operations. There can be no assurance that suitable acquisition candidates will be available, that the Company will be able to acquire or profitably manage such additional companies, or that future acquisitions will produce returns that justify the investment or that are comparable to the Company's past returns. In addition, the Company may compete for acquisition and expansion opportunities with companies that have significantly greater resources than the Company. There can be no assurance that management skills and systems currently in place will be adequate to implement the Company's strategy of growth through acquisitions and by increased market penetration in Ohio and its other existing markets, and the failure to manage growth effectively, or to implement its strategy, could have a material adverse effect on the Company's results of operations and financial condition. The Company has experienced significant internal growth since its inception; however, there can be no assurance that the Company will be able to sustain its past growth rate. There also can be no assurance that the PEO industry as a whole will be able to sustain the growth rate it has experienced in recent years. See "Business -- Growth Strategy."

         Risks Associated With Expansion Into Additional States. The Company operates in California, Florida, Idaho, Illinois, Indiana, Michigan, Montana, Ohio, Tennessee and Utah. In the event that the Company determines to offer its services to prospective clients in a state in which the Company has not previously operated, the Company, in order to operate effectively in such new state, will have to obtain all necessary regulatory approvals, achieve acceptance in the local market, and adapt its procedures to the state's regulatory requirements and local market conditions. The length of time required to obtain regulatory approval to begin operations will vary from state to state, and there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state in which it is not currently operating, that it will be able to provide the full range of services currently offered in its existing markets, or that it will be able to operate profitably within the regulatory environment of any state in which it does obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. See "Industry Regulation." Moreover, as the Company expands into additional states, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Ohio market.

         Risk of Loss From Client Nonpayment of Direct Costs. For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, the Company's financial condition and results of operations could be adversely affected. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or Automated Clearing House ("ACH") transfer. With respect to ACH transfers, the Company is obligated to pay the client worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of clients and/or a cash security deposit, bank line of credit or pledge of certificates of deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although the Company historically has not incurred significant bad debt expense, in each payroll, period the Company has a nominal number of clients who fail to make timely payment prior to the Company's delivery of the payroll. The Company's bad debt expense for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $0, $0, $35,653, $40,773 and $12,522,
respectively, however, there can be no assurance that the Company's bad debt expense will not increase in the future.

         Risk of Loss From Increased Workers' Compensation and Unemployment Costs. The Company pays premiums into the Ohio Bureau of Workers' Compensation state fund with respect to its worksite employees located in Ohio and maintains workers' compensation insurance, generally with a private insurance company, for its worksite employees located outside of Ohio. The Company's worksite employees currently work in approximately 30 states, resulting in the payment by the Company of unemployment taxes in such states. The Company does not generally bill its clients for its actual workers' compensation and unemployment costs, but rather bills its clients for such costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (ii) to compensate the Company for providing such services.

         The Company's workers' compensation and unemployment costs could increase as a result of many factors, including increases in the rates charged by the applicable states and private insurance companies and changes in the applicable laws and regulations. Although the Company believes that historically it has profited from such services, the Company's results of operations and financial condition could be materially adversely affected in the event that the Company's actual workers' compensation and unemployment costs exceed those billed to its clients. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including, without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes and all other changes require thirty days' prior notice. Such a rate increase, however, might result in increased client dissatisfaction, which could adversely affect the ability of the Company to attract and retain clients and worksite employees, and, thereby, materially adversely affect the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview."

         Short Term Nature of Client Agreements. The Company's standard client agreement provides for successive one-year terms, subject to termination by the Company or the client at any time upon 30 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on the Company's financial condition, results of operations and liquidity. See "Business -- Clients."

         Liabilities For Client and Employee Actions. A number of legal issues remain unresolved with respect to the relationship among PEOs, their clients and worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. See "Industry Regulation." The Company's client agreement establishes a contractual division of responsibilities between the Company and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, the Company may be subject to liability for violations of these or other laws despite these contractual provisions even if it does not participate in such violations. Although such client agreements generally provide that the client indemnify the Company for any liability attributable to the client's failure to comply with its contractual obligations and the requirements imposed by law, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. See "Risk Factors -- Risk of Loss from Client Nonpayment of Direct Costs" and "Business -- Clients." In addition, worksite employees may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such worksite employees. The Company attempts to mitigate this risk by maintaining employment practices liability insurance; however, there can be no assurance that such insurance will be available to the Company in the future on satisfactory terms, if at all, or if available, will be sufficient. See "Risk Factors -- Potential Legal Liability; Insurance."

         Potential Legal Liability; Insurance. As an employer, the Company from time to time may be subject in the ordinary course of its business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although the Company carries $2 million of general liability insurance and employment practices liability insurance in the amount of $5 million per occurrence with a $250,000 deductible, there can be no assurance that any such insurance carried by the Company or its providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints or that sufficient insurance will be available to the Company or such providers in the future on satisfactory terms, if at all. If the insurance carried by the Company or its providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then the Company's business and financial condition could be materially adversely affected.

         Competition and New Market Entrants. The PEO industry is highly fragmented, with in excess of 2,000 companies providing PEO services in 1995 according to the National Association of Professional Employer Organizations ("NAPEO"). The Company encounters competition from other PEOs and from single-service and "fee-for-service" companies such as payroll processing firms, insurance companies and human resource consultants. The Company may encounter substantial competition from new market entrants. Some of the Company's current and future competitors may be significantly larger, have greater name recognition and have greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete effectively against such competitors in the future. See "Business -- Competition."

         Control By Principal Shareholders. As of March 16, 1998, Richard C. Schilg, the Company's Chairman of the Board, President and Chief Executive Officer, beneficially own an aggregate of 1,142,464 shares of Common Stock constituting approximately 23.9% of the outstanding Common Stock. Accordingly, Mr. Schilg will be in a position to effect the management and policies of the Company in general, and to influence the outcome of corporate transactions or other matters submitted to the Company's shareholders for approval, including the election of directors, mergers, acquisitions, consolidations or the sale of substantially all of the Company's assets.

         Potential Volatility of Stock Price. The market price of the Common Stock could be highly volatile, fluctuating in response to factors such as changes in the economy or the financial markets, variations in the Company's operating results, failure to achieve earnings consistent with analysts' estimates, announcements of new services or market expansions by the Company or its competitors, and developments relating to regulatory or other issues affecting the PEO industry. In addition, the Nasdaq National Market generally has experienced and is likely in the future to experience significant price and volume fluctuations which could adversely affect the market price of the Company's Common Stock without regard to the Company's operating performance.

         Quarterly Fluctuations in Operating Results. Historically, the Company's quarterly operating results have fluctuated significantly as a result of a number of factors, including the timing and number of new client agreements and terminations thereof and the timing and amount of executive bonuses, none of which can be predicted with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."

         Shares Eligible For Future Sale; Possible Adverse Effect on Market Price. At March 16, 1998, the Company had 4,772,422 shares of the Company's Common Stock outstanding. Of these shares, 2,158,677 shares are held by nonaffiliates of the Company. Of the 2,158,677 shares held by nonaffiliates of the Company, 490,242 of the shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and are only entitled to be resold pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145, or Rule 701 under the Securities Act. The holders of the remaining 2,613,745 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145, or Rule 701 under the Securities Act. Additionally, as of March 16, 1998, the Company had outstanding options to purchase 1,298,637 shares of the Company's Common Stock at a weighted average price of $9.16, of which options for 177,502 shares of the Company's Common Stock were exercisable as of March 16, 1998 at a weighted average exercise price of $8.52.

         The Company issued 40,615, 494,516, 68,468, 727,273, 84,050, 52,500 and
9,228 shares of the Company's Common Stock in connection with the AEM Acquisition, Workforce Acquisition, PDI Acquisition, Aspen Acquisition, Staff-Link Acquisition, Paymaster Acquisition, and Company 1 Acquisition respectively. None of these shares have been sold by the respective shareholders and all remain available for resale subject to Rule 144 and Rule 145 under the Securities Act.

         Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock.

         Anti-Takeover Effect. Certain provisions of the Company's Amended Articles of Incorporation and Amended Code of Regulations and of the Ohio Revised Code, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for the Common Stock. Among other things, these provisions (i) require certain supermajority votes; (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders proposals to be considered at shareholders' meetings; and (iii) divide the Board of Directors into two classes of directors serving staggered two-year terms.

         Pursuant to the Company's Amended Articles of Incorporation, the Board of Directors of the Company has authority to issue up to 1,000,000 preferred shares without further shareholder approval. Such preferred shares could have dividend, liquidation, conversion, voting and other rights and privileges that are superior or senior to the shares Common Stock. Issuance of preferred shares could result in the dilution of the voting power of the shares of Common Stock, adversely affect holders of the shares of Common Stock in the event of liquidation of the Company or delay, defer or prevent a change in control of the Company. In certain circumstances, such issuance could have the effect of decreasing the market price of the shares Common Stock.

         In addition, Section 1701.831 of the Ohio Revised Code contains provisions that require shareholder approval of any proposed "control share acquisition" of any Ohio corporation at any of three ownership thresholds: 20%, 33 1/3% and 50%; and Chapter 1704 of the Ohio Revised Code contains provisions that restrict certain business combinations and other transactions between an Ohio corporation and interested shareholders. See "Description of Capital Stock."

         Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources combined with funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditures requirements. The Company may need to raise additional funds through public or private debt or equity financing in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions or to respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the then current shareholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, then the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2.           PROPERTIES.

         The Company leases offices facilities in Ohio, Michigan, Florida, Illinois, California, Idaho, Utah, and Oregon. The Company's headquarters are located in a suburb of Columbus, Ohio in a leased building that houses the Company's executive offices and PEO operations for central Ohio worksite employees. The Company's other offices are used to service its local PEO operations and are also leased. The Company believes that its current facilities are adequate for its current needs and that additional suitable space will be available as required.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company does not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial results.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "TMAM" since the commencement of its initial public offering on December 10, 1996. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock, as reported on the Nasdaq National Market.

                       CALENDAR PERIOD                                        COMPANY COMMON STOCK
-----------------------------------------------------------           ----------------------------------
                                                                          High                  Low

   Fiscal 1996:
      Fourth Quarter (December 10 to December 31)                       $12.25                $11.00

   Fiscal 1997:
      First Quarter                                                     $11.25                 $9.25
      Second Quarter                                                    $10.25                 $6.75
      Third Quarter                                                     $11.00                 $7.125
      Fourth Quarter                                                    $11.75                 $9.50

   Fiscal 1998:
      First Quarter (January 2 to March 20)                             $15.875                $9.50

         The number of record holders of the Company's Common Stock, as of March 16, 1998, was 133. The closing sales price of the common stock on March 16, 1998, was $14.125.

         The Company has not paid any cash dividends to holders of its Common Stock and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain future earnings for reinvestment in its business. The payment of any future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected historical financial data for the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data set forth below with the respect to the years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1993, 1994, 1995, 1996 and 1997 are derived from audited consolidated financial statements.

                                                                          YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                     1997           1996           1995            1994            1993
                                                     ----           ----           ----            ----            ----

                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AND STATISTICAL DATA)

Statement of Operations Data:
Revenues                                           $155,864       $ 95,468       $ 74,921        $ 56,070        $ 41,252
Direct costs:
    Salaries and wages                              134,532         81,262         63,502          47,602          34,555
    Payroll taxes, workers' compensation
    premiums, employee benefits and other            13,013          8,763          7,594           5,578           4,018
                                                   --------       --------       --------        --------        --------

Gross profit                                          8,319          5,443          3,825           2,890           2,679

Operating expenses:
    Administrative salaries, wages and
      employment taxes                                4,201          2,741          2,013           1,428           1,284
    Other general and administrative expenses         2,242          1,288          1,039             857             646
    Advertising                                         381            272            116              66              61
    Depreciation and amortization                       433            125             43              50              54
                                                   --------       --------       --------        --------        --------

    Total operating expenses                          7,257          4,426          3,211           2,401           2,045
                                                   --------       --------       --------        --------        --------


Operating income (loss)                               1,062          1,017            614             489             634
Other income (expenses), net                            540             65            (77)            (37)            (47)

Income (loss) before taxes                            1,602          1,082            537             452             587
Income tax expense (benefit)                            672            458            247             182            (172)
                                                   --------       --------       --------        --------        --------

Net income (loss)                                  $    930       $    624       $    290        $    270        $    759
                                                   ========       ========       ========        ========        ========


Earnings per common share
    Basic                                          $   0.26       $   0.29       $   0.14        $   0.14        $   0.46
    Diluted shares                                 $   0.25       $   0.29       $   0.14        $   0.14        $   0.46
Weighted average shares outstanding
    Basic                                             3,641          2,160          2,130           1,920           1,669
    Diluted                                           3,700          2,160          2,130           1,920           1,669

Statistical Data:
Average gross payroll per employee(1)              $ 23,396       $ 23,946       $ 21,566        $ 18,419               *
Worksite employees at period end                     10,500          3,646          3,141           2,748           2,421
Clients at period end                                 1.050            241            184             168             144
Average number of worksite employees per
    client at period end                                 10           15.1           17.1            16.4            16.8

Gross profit margin                                     5.3%           5.7%           5.1%            5.2%            6.5%

                                                                               DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                     1997           1996           1995            1994            1993
                                                     ----           ----           ----            ----            ----


Balance Sheet Data:
Working capital (deficit)                          $  3,629       $ 13,484       $    (73)       $   (263)       $   (583)
Total assets                                         41,010         19,899          4,986           3,847           2,663
Long-term obligations and
    redeemable preferred sock                           512            386            364             329             245
Total shareholders' equity (deficit)                 28,339         14,147            212            (105)           (405)

*   Data not available for period indicated.

(1) Based on time weighted average number of employees after taking into account the timing of acquisitions during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The table below sets forth results of operations for the years ended December 31, 1997, 1996 and 1995 expressed as a percentage of revenues:

                                                    AS A PERCENT OF REVENUES YEAR ENDED DECEMBER 31,
                                                                1997      1996      1995
-----------------------------------------------------------------------------------------------------
     REVENUES                                                   100.0%    100.0%    100.0%

     DIRECT COSTS:
       Salaries and wages                                        86.3      85.1      84.8
       Payroll taxes, workers' compensation premiums
       employee benefits and other costs                          8.3       9.2      10.1
           Gross profit                                           5.4       5.7       5.1

     OPERATING EXPENSES:
       Administrative salaries, wages and employment taxes        2.7       2.9       2.6
       Other general and administrative                           1.4       1.3       1.4
       Advertising                                                0.2       0.3       0.2
       Depreciation and amortization                              0.3       0.1       0.1
           Total operating expenses                               4.6       4.6       4.3

     OPERATING INCOME                                             0.8       1.1       0.8
       Other income (expense), net                                0.3       0.1      (0.1)
       Income before taxes                                        1.1       1.2       0.7
       Provision for income taxes                                 0.4       0.5       0.3
     NET INCOME                                                   0.7%      0.7%      0.4%

OVERVIEW

Reference should be made to the notes to Consolidated Financial Statements for further information concerning revenue recognition and other related information.

The Company's primary direct costs are salaries and wages of worksite employees, federal and state employment taxes, workers' compensation premiums, employee benefits and other associated costs. The Company may significantly affect its gross profit margin by effectively managing its employment risks, including workers' compensation and state unemployment costs, as described below. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control the costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, the Company controls benefit plan costs by attempting to prevent fraud and abuse. Other risk management programs of the Company include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The Company also reduces its employment related risks by procuring employment practices liability coverage from an insurance carrier unrelated to the Company. The policy has $5,000,000 per occurrence and aggregate limits and a $250,000 deductible. The Company believes that such risk management efforts increase the profitability of the Company by reducing the Company's liability exposure and by increasing the value of the Company's services to its clients.

Workers' compensation costs include administrative costs and insurance premiums related to the Company's workers' compensation coverage. With respect to its worksite employees located in Ohio, the Company pays premiums into the Ohio Bureau of Workers' Compensation state fund. With respect to its worksite employees located outside of Ohio, the Company maintains workers' compensation insurance policies generally with private insurance companies in accordance with the applicable laws of each state in which the Company has worksite employees. The cost of contesting workers' compensation claims is borne by the Company and is not passed through directly to the Company's clients.

Worksite employees of the Company currently reside in approximately 30 states, resulting in the payment by the Company of unemployment taxes in each of such states. Such taxes are based on rates which vary from state to state. Employers are generally subject to established minimum rates, however, the aggregate rates payable by an employer are affected by the employer's claims history.
The Company controls unemployment claims by aggressively contesting unfounded claims and placing laid off worksite employees with other clients whenever possible.

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

--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues were $155.9 million for the year ended December 31,1997 compared to $95.5 million for the year ended December 31, 1996, an increase of over 63%. Revenues from the four companies acquired in 1997 were approximately $39 million, representing nearly 2/3 of the growth in revenues. The remainder of the growth in revenues was internally generated growth which equates to approximately a 22% growth rate. The internal growth in revenues trailed the internal growth rate in the number of employees, which was nearly 30%, due to the timing of new client sign-ups, more of which occurred in the second half of 1997.

Salaries and wages of worksite employees were $134.5 million for the year ended December 31, 1997, a 65% increase over 1996's salaries and wage expense of $81.3 million. Payroll taxes, workers' compensation, etc. rose to $13.0 million for the year ended December 31, 1997 from $8.8 million in the prior year, a 48% increase. Salaries and wages expense rose to 86.3% of total revenues in 1997 from 85.1% in 1996 while payroll taxes, workers' compensation and other direct costs declined to 8.3% of total revenues in 1997 from 9.2% in 1996. Salaries and wages increased as a percent of revenues in 1997 due to the impact of the acquired businesses which have a lower margin and fee structure. The other direct costs declined as a percent of income due to lower workers' compensation costs in Ohio.

Gross profit declined from 5.7% in 1996 to 5.4% in 1997 due to the lower margins in the acquired businesses.

Administrative salaries, wages and employment taxes increased to $4.2 million in 1997 from $2.7 million in 1996, a 55% increase. These expenses declined as a percent of revenues from 2.9% in 1996 to 2.7% in 1997 due to lower personnel costs in the acquired entities.

Other general and administration expenses increased 74% to $2.2 million in 1997 from $1.3 million in 1996 and increased to 1.5% of revenues in 1997 from 1.3% in 1996. These increases reflect the increase in legal and professional expenses as a public company and increased expenses to support the acquisition activity.

Depreciation and amortization increased to $433,000 in 1997 from $125,000 in 1996. Amortization of intangibiles related to acquisitions completed in 1997 accounted for nearly $250,000 of the increase in this expense.

Interest income increased to $547,000 in 1997 from $88,000 in 1996. The investment of the $13.3 million of proceeds from the December 1996 initial public offering provided most of this increase.

Income tax expense increased from $458,000 in 1996 to $672,000 in 1997 and declined slightly from 42.3% of pre-tax income to 42% due to the impact of tax-exempt interest income in 1997 offset by nondeductible goodwill amortization from acquisitions.

Net income increased 49% to $930,000 in 1997 from $624,000 in 1996 as a result of the growth in the business and the interest income from the investment of the IPO proceeds offset by lower margins from acquired businesses. Earnings per share declined from $.29 per share for basic and diluted earnings per share in 1996 to $.26 for basic earnings per share and $.25 for diluted earnings per share in 1997 due to the increase in shares outstanding resulting from the December 1996 IPO and the issuance of 1,252,000 shares in acquisitions in 1997.

--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The Company's revenues were $95.5 million for the year ended December 31, 1996, compared to $74.9 million for the year ended December 31,1995, representing an increase of $20.5 million, or 27.4%. This increase was primarily due to an increase in the number of clients and worksite employees. The Company had 241 clients and 3,646 worksite employees at December 31, 1996, compared to 184 clients and 3,141 worksite employees at December 31, 1995, representing an increase of 31.0% in the number of clients and an increase of 16.1% in the number of worksite employees.

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

Gross profit as a percentage of revenues for the year ended December 31, 1996 was 5.7%, compared to 5.1% for the year ended December 31, 1995, primarily as a result of lower workers' compensation and unemployment expenses. As part of the Company's risk management system, the Company has established programs designed to effectively process workers' compensation and unemployment claims and to aggressively contest any suspicious or improper claims. The results for the year ended December 31, 1996, included a special 20% premium credit of approximately $183,000 granted by the State of Ohio workers' compensation fund.

Administrative salaries, wages and employment taxes were $2.7 million for the year ended December 31, 1996, compared to $2.0 million for the year ended December 31, 1995, representing an increase of $728,000, or 36.1%. The increase in these costs was due to discretionary year end bonuses and administrative salaries, wages and employment taxes related primarily to the hiring of additional administrative personnel as a result of actual and anticipated increases in the number of clients and worksite employees. Other general and administrative costs increased from $1,039,000 to $1,288,000 primarily due to the general growth of the Company

The provision for income taxes decreased as a percentage of income before income taxes to 42.3% for the year ended December 31, 1996, compared to 46.0% for the year ended December 31, 1995. Non deductible life insurance premiums were less as a percent of pre-tax income in 1996 than in 1995.

--------------------------------------------------------------------------------

QUARTERLY RESULTS

The following table sets forth certain unaudited operating results of each of the five consecutive quarters for the period ended December 31, 1997 which comprise all of the quarterly periods following the Company's initial public offering of its Common Stock in December 10, 1996.

The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                                              QUARTER ENDED
                               Dec. 31         Mar. 31           June 30          Sept. 30          Dec. 31
                                1996             1997              1997              1997             1997
--------------------------------------------------------------------------------------------------------------
 REVENUES                      $25,762           $25,542          $31,812           $36,697           $61,812
 DIRECT COSTS:                  24,218            24,143           30,000            35,000            58,402
 NET INCOME:                       167               232              332               173               193
 EARNINGS PER SHARE:
   Basic                         $ .07             $ .07            $ .10             $ .05             $ .04
   Diluted                       $ .07             $ .07            $ .10             $ .05             $ .04

 AMOUNTS IN $OOO'S EXCEPT PER SHARE AMOUNTS

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, 1996 and 1995, the Company had working capital surplus (deficits) in the amounts of $3,629,000 and $13,484,000, and $(73,000), respectively.

The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In December 1996 net cash of $13,314,000 was provided from an initial public offering of Company stock. Over $8,500,000 of the proceeds have been used in 1997 to acquire other PEO businesses.

Net cash provided by (used in) operating activities was $(562,000), $820,000, and $761,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its billing dates. The timing of payrolls at year end resulted in an increase in receivables and unbilled revenue which caused the negative cash flow from operations. Also the amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the general growth of the Company and as a result of the acquisitions.

For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of its clients and/or a cash security deposit, bank letter of credit or pledge of certificates of deposit. As of December 31, 1997 and December 31, 1996, the Company held cash security deposits in the amounts of $544,000 and $470,000, respectively. Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

Net cash used in investing activities was $1,496,000, $7,945,000, and $172,000 for the years ended December 31, 1997, 1996 and 1995 respectively. Over $8,500,000 of cash was used in 1997 to acquire other PEO businesses. This represented the liquidation of short-term investments of the December 1996 IPO proceeds. In addition to the cash paid in acquisitions, over 1,250,000 shares of TEAM America Common Stock were issued to the owners of the acquired businesses as well as 176,000 options to acquire shares of TEAM America Common Stock. The Common Stock issued in these acquisitions is unregistered and is unable to be sold for a one year period in accordance

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

with Rule 144. In addition to the acquisition of other businesses, cash was also used to acquire additional computer hardware and software for a new internally developed payroll processing and human resources system. The Company expects this new system to be in full operation in 1998 and that this system will be fully year 2000 compliant. Accordingly, the Company does not foresee any future material costs to conform its operating systems for the year 2000.

The Company's net cash provided by (used in) financing activities was $(93,000), $13,288,000 and $(7,000) for the years ended December 31, 1997, 1996 and 1995, respectively. An $80,000 note that was assumed in one acquisition was repaid before December 31, 1997. Also, in 1997, $ 500,000 was borrowed on the bank line of credit and repaid one week later following the liquidation of short-term investments. The primary cash provided by financing activities in 1996 was the net proceeds from the initial public offering of $13,314,000. Additionally, from time to time, the Company has used leasing arrangements for equipment purchases.

Presently, the Company has no material commitments for capital expenditures. Primary uses of cash in the future may include acquisitions, the size and timing of which cannot be predicted. See Notes to Consolidated Financial Statements for a discussion of acquisitions which occurred subsequent to December 31, 1997.

The Company has a $5,000,000 credit facility with a bank. The interest rate on borrowings is the prime rate (8.5% at December 31, 1997) or LIBOR plus 2%. There were no borrowings outstanding on the facility at December 31, 1997. The Company is currently renegotiating the terms of the credit facility to restructure covenants related to collateralization and tangible net worth so that from the facility can be used, if necessary, to finance acquisitions of other PEO businesses which result in significant intangible assets.

The Company believes that its cash flow from operations will be sufficient to meet the Company's presently anticipated working capital needs. The Company's ability to continue to acquire other PEO businesses is contingent upon available resources and the acceptance of the Company's Common Stock as part of the consideration. At December 31, 1997 the Company had approximately $5,000,000 of cash and investments remaining from the IPO proceeds. The Company intends to continue to acquire other PEO businesses in 1998. There can be no assurances that the Company will be able to secure adequate resources to accomplish all acquisition opportunities available to it. The Company is pursuing revisions to its credit facility to facilitate short-term borrowings for acquisitions and may also explore additional public or private equity placements in order to fund future acquisition activities.

The Company presently has no plans to pay a dividend in the forseeable future.

--------------------------------------------------------------------------------
INFLATION

The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

TO THE BOARD OF DIRECTORS OF TEAM AMERICA CORPORATION AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of TEAM AMERICA CORPORATION (an Ohio corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM America Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Columbus, Ohio,
 March 2, 1998.                                        /s/ Arthur Andersen LLP

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                                     AS OF DECEMBER 31,
                                                                                          1997          1996
CURRENT ASSETS:
   Cash and cash equivalents:
      Cash                                                                            $ 1,465,141   $ 1,383,023
      Temporary cash investments                                                        4,484,367     6,717,497
            Total cash and cash equivalents                                             5,949,508     8,100,520
   Short-term investments                                                                 515,000     7,499,375
   Receivables:
      Trade, net of allowance for doubtful accounts of $50,000 and $0, respectively     1,509,583       263,351
      Related parties                                                                      38,574            --
      Employee advances                                                                   126,945        48,487
      Unbilled revenues                                                                 7,070,588     2,550,854
      Refundable income taxes                                                             253,396            --
            Total receivables                                                           8,999,086     2,862,692
   Prepaid expenses                                                                       216,685       267,784
   Deferred income tax asset                                                              107,000       120,000

            Total current assets                                                       15,787,279    18,850,371

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization                  991,477       492,335

OTHER ASSETS:
   Intangible assets, primarily goodwill, net of accumulated amortization              23,216,338            --
   Cash surrender value of life insurance policies                                        398,005       259,895
   Mandated benefit/security deposits                                                     329,251       129,500
   Deferred income tax asset                                                              159,000       102,000
   Other assets                                                                           128,585        65,155

            Total other assets                                                         24,231,179       556,550

            Total assets                                                              $41,009,935   $19,899,256

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                    AS OF DECEMBER 31,

                                                                       1997            1996
CURRENT LIABILITIES
 Trade accounts payable                                        $    315,711    $    254,181
 Payable to related parties                                          20,983          24,768
 Accrued compensation                                             6,575,641       2,440,708
 Accrued payroll taxes and insurance                              2,484,735         670,952
 Accrued workers' compensation premiums                           1,255,013         839,117
 Federal and state income taxes payable                             160,000         389,275
 Other accrued expenses                                             791,690         265,433
 Client deposits                                                    544,330         470,135
 Capital lease obligation, current portion                           10,128          11,461

        Total current liabilities                                12,158,231       5,366,030

CAPITAL LEASE OBLIGATION, net of current portion                     18,941              --

DEFERRED RENT                                                        98,832         126,125

DEFERRED COMPENSATION LIABILITY                                     394,687         259,895

        Total liabilities                                        12,670,691       5,752,050

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred Stock, no par value:
      Class A, 500,000 shares authorized,
        none issued or outstanding                                       --              --
      Class B, 500,000 shares authorized,
        none issued or outstanding                                       --              --
 Common Stock, no par value:
      Common Stock; 10,000,000 shares authorized;
        4,730,716 and 3,478,976 issued, respectively
        4,613,905 and 3,335,088 outstanding, respectively        26,886,226      13,629,005
Excess purchase price                                               (83,935)        (83,935)
Retained earnings                                                 1,558,966         629,251
                                                                 28,361,257      14,174,321

Less-Treasury stock, 116,811 and 143,888 common stock shares,
    respectively, at cost                                           (22,013)        (27,115)

      Total shareholders' equity                                 28,339,244      14,147,206

      Total liabilities and shareholders' equity               $ 41,009,935    $ 19,899,256

The accompanying notes to consolidated financial statement are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                             FOR THE YEARS ENDED DECEMBER 31,

                                                         1997             1996             1995
REVENUES                                            $ 155,863,969    $  95,467,814    $  74,921,316

DIRECT COSTS:
   Salaries and wages                                 134,532,369       81,261,584       63,502,407
   Payroll taxes, workers' compensation premiums,
    employee benefits and other                        13,012,446        8,763,075        7,594,264
      Total direct costs                              147,544,815       90,024,659       71,096,671

      Gross profit                                      8,319,154        5,443,155        3,824,645

EXPENSES:
   Administrative salaries, wages and employment
    taxes                                               4,201,210        2,741,253        2,013,481
   Other general and administrative expenses            2,242,314        1,288,272        1,038,564
   Advertising                                            380,732          271,839          116,319
   Depreciation and amortization                          433,278          124,538           42,721
      Total operating expenses                          7,257,534        4,425,902        3,211,085
      Income from operations                            1,061,620        1,017,253          613,560

OTHER INCOME (EXPENSE), net:
   Interest income (expense), net                         546,751           87,855          (11,745)
   Other, net                                              (6,656)         (23,085)         (65,380)
      Other income (expense), net                         540,095           64,770          (77,125)
      Income before income taxes                        1,601,715        1,082,023          536,435

INCOME TAX EXPENSE                                        672,000          458,000          246,862

NET INCOME                                          $     929,715    $     624,023    $     289,573

EARNINGS PER SHARE:
   BASIC                                            $        0.26    $        0.29    $        0.14
   DILUTED                                                   0.25             0.29             0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                3,640,699        2,159,502        2,129,616
   Diluted                                              3,699,540        2,159,502        2,129,616

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                            CLASS A                  CLASS B                                       CLASS A
                                          COMMON STOCK             COMMON STOCK             COMMON STOCK        PREFERRED STOCK

                                        Number        Value     Number       Value        Number     Value      Number    Value
                                      ......................   .....................   ......................  ..................
BALANCE, December 31, 1994             1,047,512   $ 255,494    1,181,464   $ 59,757          --  $        --       --   $     --
  Class A common stock exchanged
    for Class A preferred stock          (39,192)    (21,300)          --         --          --           --   39,192     21,300
  Stock repurchased as treasury, 340
    shares of Class A common, at
    cost and 15 shares of Class A
    preferred stock, at cost                  --          --           --         --                       --       --         --
  Subscriptions received in cash
    subsequent to year end                    --          --           --         --          --           --       --         --
  Net income                                  --          --           --         --          --           --       --         --
BALANCE, DECEMBER 31, 1995             1,008,320   $ 234,194    1,181,464   $ 59,757          --  $        --   39,192   $ 21,300
  8,280 shares of Class A
    Common Stock,
    repurchased, at cost                      --          --           --         --          --           --       --         --
  Split by 184 to 1 and conversion
    of Class A Common Stock,
    Class B Common Stock and
    Class A Preferred Stock
    issued and outstanding or
    held as treasury to
    Common Stock and
    issuance of Common Stock          (1,008,320)   (234,194)  (1,181,464)   (59,757)  3,478,976   13,629,005  (39,192)   (21,300)
  Net income                                  --          --           --         --          --           --       --         --
BALANCE, DECEMBER 31, 1996                    --   $      --           --   $     --   3,478,976  $13,629,005       --   $     --
  Common Stock issued
    for acquisitions                          --          --           --         --   1,251,740   12,729,109       --         --
  Non-Statutory Options granted
    in acquisitions for 176,037
    shares of Common Stock                    --          --           --         --          --      528,112       --         --
  Net income                                  --          --           --         --          --           --       --         --
BALANCE, December 31, 1997                    --   $      --           --   $     --   4,730,716  $26,886,226       --   $     --


                                                                          TREASURY STOCK
                                                                ...................................
                                         Retained    Excess
                                         Earnings   Purchase    Class A    Class A           Common    Subscriptions
                                        (Deficit)    Price       Common   Preferred           Stock      Receivable        Total
                                      .......................  .....................        ......................... .............
BALANCE, DECEMBER 31, 1994            $  (284,345)  $(83,935)  $(20,670)  $     --          $     --   $     (31,500) $   (105,199)
  Class A common stock exchanged
    for Class A preferred stock                --         --         --         --                --              --            --
  Stock repurchased as treasury, 340
    shares of Class A common at
    cost and 15 shares of Class A
    preferred stock, at cost                   --         --     (2,670)    (1,175)               --              --        (3,845)
  Subscriptions received in cash
    subsequent to year-end                     --         --         --         --                --          31,500        31,500
  Net income                              289,573         --         --         --                --              --       289,573
BALANCE, December 31, 1995            $     5,228   $(83,935)  $(23,340)  $ (1,175)         $     --   $          --  $    212,029
  8,280 shares of Class A
    Common Stock
    repurchased, at cost                       --         --     (2,600)        --                --              --        (2,600)
  Split by 184 to 1 and conversion
    of Class A Common Stock
    Class B Common Stock and
    Class A Preferred Stock
    issued and outstanding or
    held as treasury to
    Common Stock and
    issuance of Common Stock                   --         --     25,940      1,175           (27,115)             --    13,313,754
  Net income                              624,023         --         --         --                --              --       624,023
BALANCE, December 31, 1996            $   629,251   $(83,935)  $     --   $     --          $(27,115)  $          --  $ 14,147,206
  Common Stock issued
    for acquisitions                           --         --         --         --             5,102              --    12,734,211
  Non-Statutory Options granted
    in acquisitions for 176,037
    shares of Common Stock                     --                    --         --                --              --       523,112
  Net income                              929,715         --         --         --                --              --       929,715
BALANCE, December 31, 1997            $ 1,558,966   $(83,935)  $     --   $(22,013)         $     --                  $ 28,339,244



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $    929,715    $    624,023    $    289,573
   Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
     Depreciation and amortization                                     433,278         124,538          42,721
     Deferred tax benefit                                              (44,000)       (150,000)             --
     Loss on disposal of assets                                             --              --          14,995
     (Increase) decrease in operating assets:*
       Receivables                                                  (3,741,645)       (562,651)       (398,085)
       Prepaid expenses                                                 54,414        (171,872)        (20,799)
       Mandated benefit/security deposits                                 (915)        (46,071)        (23,522)
     Increase (decrease) in operating liabilities:*
       Accounts payable                                               (540,342)        232,868         (14,533)
       Accrued expenses and other payables                           2,166,049         671,336         724,551
       Client deposits                                                  74,195          42,983         122,724
       Deferred liabilities                                            107,499          54,378          23,146
           Net cash provided by (used in) operating activities        (561,752)        819,532         760,771
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash obtained                               (7,759,160)             --              --
   Additions to property and equipment                                (533,829)       (355,848)       (133,870)
   Increase in cash surrender value of life insurance policies        (138,110)        (71,671)        (30,439)
   (Increase) decrease in short-term investments                     6,984,375      (7,499,375)             --
   Increase in other assets                                            (49,356)        (18,370)         (8,000)
           Net cash used in investing activities                    (1,496,080)     (7,945,264)       (172,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable and line of credit                        (580,000)        (14,000)        (12,000)
   Payments on capital lease obligation                                (13,180)         (9,155)        (22,853)
   Borrowings on bank line of credit                                   500,000              --              --
   Purchase of treasury stock                                               --          (2,600)         (3,845)
   Subscriptions received in cash subsequent to year-end                    --              --          31,500
   Net proceeds from initial public offering of Common Stock                --      13,313,754              --
           Net cash provided by (used in) financing activities         (93,180)     13,287,999          (7,198)
           Net increase (decrease) in cash and cash equivalents     (2,151,012)      6,162,267         581,264
CASH AND CASH EQUIVALENTS, beginning of year                         8,100,520       1,938,253       1,356,989
CASH AND CASH EQUIVALENTS, end of year                            $  5,949,508    $  8,100,520    $  1,938,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                     $      3,259    $      1,475    $     16,689
     Income taxes                                                 $  1,181,000    $    405,746    $     87,403

*Amounts exclude the effects of acquisitions.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
During 1997, the Company issued 1,251,740 shares of Common Stock 176,037 options to acquire Common Stock and 88,544 shares of Common Stock from treasury shares held by the Company in connection with acquisitions of PEO businesses. The shares and options issued for these acquisitions had a value of $13,257,000. 61,467 of the 88,544 shares issued from treasury shares are held in escrow. These shares have a value of $623,269. During 1995 the Company converted 39,192 shares of Class A Common Stock, valued at $2l,300, into 39,192 shares of Class A Preferred Stock. The conversion was made pursuant to a preferred stock offering made to all Class A Common shareholders and was made on a dollar for dollar basis.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NATURE AND SCOPE OF BUSINESS

TEAM America Corporation, an Ohio corporation (the Company), is the largest professional employer organization (PEO) headquartered in Ohio and one of the oldest PEOs in the United States, having been founded in 1986. The Company provides, through "partnering" agreements, comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their human resource responsibilities. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employee liability protection, payroll and payroll tax administration, and placement services.

The Company provides such services by establishing an employment relationship with the worksite employees of its clients, contractually assuming substantial employer responsibilities with respect to worksite employees, and instructing its clients regarding employment practices. While the Company becomes the legal employer for most purposes, and consequently assumes a level of liability for the employment practices of its clients, each client remains in operational control of its respective business. The Company's operations are affected by government regulations relating to labor, tax, insurance, benefits and employment matters. Thus, changes in or unfavorable interpretation of such regulations although not known or foreseen by management at this time, could cause future results to be materially different from the results reported herein.

During 1997 the Company completed four acquisitions, one in Ohio and three in Michigan, California and Idaho. These acquisitions expanded the geographic reach of the Company as well as increasing the leased employee base to over 10,000 at December 31, 1997 from 3,650 at December 31, 1996.

--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company's consolidated financial statements are prepared on the accrual basis of accounting.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include TEAM America Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION - Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the clients worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. Company clients generally have the ability to terminate with 30 days' notice.

The Company does not bill its clients for its actual workers' compensation and unemployment costs, but rather bills for such costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, the Company's cost of contesting workers compensation and unemployment claims, and other related administrative costs and (ii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and, conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes and all other changes require thirty days' prior notice. There is no assurance that the Company will be able to successfully pass through these increases in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

CONCENTRATIONS OF CREDIT RISK - Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based upon an evaluation of the client's financial condition. Exposure to losses on receivables is principally dependent on each client's financial condition. The Company mitigates such exposure by requiring deposits, letters of credit or personal guarantees as well as performing credit checks on the majority of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses maintained when appropriate. It is possible that such exposure to losses may increase for any number of reasons in the future such as general economic conditions.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash and highly liquid investments with initial maturities of three months or less.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost with depreciation and amortization computed on the straight-line method over the estimated useful lives of the respective assets. Additions and betterments to property and equipment over certain minimum dollar amounts are capitalized. Repair and maintenance expenses are expensed as incurred. The accompanying table summarizes the Company's property and equipment and the associated accumulated depreciation and amortization at December 31.

     PROPERTY AND EQUIPMENT               1997          1996
--------------------------------------------------------------------------------
     Furniture and fixtures           $  550,868   $  419,628
     Computer hardware and software      935,667      379,148
     Leasehold improvements               33,124       30,805

     TOTAL PROPERTY AND EQUIPMENT      1,519,659      829,581

     Less: Accumulated depreciation
           and amortization              528,182      337,246

     PROPERTY AND EQUIPMENT, NET      $  991,477   $  492,335


     DEPRECIABLE LIVES                          YEARS
--------------------------------------------------------------------------------
     Furniture and fixtures                       7
     Computer hardware and software               5
     Leasehold improvements                 life of lease

Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. The Company capitalizes and depreciates purchased software. The estimated useful lives are shown in the accompanying tables.

INTANGIBLE ASSETS - Intangible assets consist of goodwill and covenants not to compete. Goodwill is the excess of the purchase price paid for an acquired business, including liabilities assumed, over the fair market value of the assets acquired. Goodwill is amortized over 25 years.

The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If such an event has occurred, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at December, 1997.

The amounts recorded as covenants not to compete are payments contained in business acquisition agreements to compensate the former owners for refraining from competing with the acquired business for a period of years. The covenants not to compete are amortized over the lives of the agreements which are five to seven years.

     INTANGIBLE ASSETS                     1997      1996
--------------------------------------------------------------------------------
     Goodwill                         $22,975,731   $  --
     Covenants not to compete             486,000      --
                                      $23,461,731   $  --
     Less: Accumulated amortization       245,393      --

     INTANGIBLE ASSETS, NET           $23,216,338   $  --


OTHER ASSETS - Other assets primarily consist of investments in securities and real estate which are stated at cost as no readily ascertainable market values are available.

DEFERRED RENT - The Company entered into the lease of its corporate headquarters in 1990. This lease included inducements in the early periods of the lease, including an initial six month rent free period, with following years' payments having scheduled increases. In accordance with generally accepted accounting principles, rent expense is recognized on a straight-line basis over the life of the lease. Consequently, a deferred credit has been recorded, which will be amortized over the remaining years of the lease (through the year 2000).

ADVERTISING - Advertising expenses related to promotional materials and media placements are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of current assets and liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments. Other assets principally include investments in privately-held non-traded equity securities and real estate for which there is no readily ascertainable market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EARNINGS PER SHARE - Earnings per share were determined in accordance with SFAS No. 128 which the Company adopted in 1997. There was no impact on prior year earnings per share calculations as a result of restating them to conform to SFAS No. 128. The following table is provided to reconcile the shares used for the basic and diluted earnings per share calculations. There was no difference to reconcile in determining net income for basic and diluted earnings per share purposes.

EARNINGS PER SHARE                             1997         1996         1995
--------------------------------------------------------------------------------
Income available to common shareholders    $  929,715   $  624,023   $  289,573

WEIGHTED AVERAGE SHARES (BASIC)             3,640,699    2,159,502    2,129,616
  Effects of dilutive stock options            47,548           --           --
  Effects of shares issuable from escrow       11,293           --           --
WEIGHTED AVERAGE SHARES (DILUTED)           3,699,540    2,159,502    2,129,616
Earnings per share:
  Basic                                    $      .26   $      .29   $      .14
  Diluted                                  $      .25   $      .29   $      .14




--------------------------------------------------------------------------------
ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income," and SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information." Both are required for financial statements in fiscal years beginning after December 15, 1997.

SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. As the Company does not currently have any components of comprehensive income, it is not expected that this statement will affect the Consolidated Financial Statements.

SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. The Company has not completed the analyses required to determine the additional disclosure requirements, if any, for the adoption of SFAS No.131, but does not anticipate that any changes will be required.

--------------------------------------------------------------------------------
INVESTMENTS
Investments at December 31, 1997 and 1996 are trading securities recorded at their fair market values. Gross unrealized gains and losses and realized gains and losses from the sales of investments were not material in 1997 or 1996.


  INVESTMENTS                                   1997         1996
--------------------------------------------------------------------------------
  U. S. Government and agency obligations   $       --   $3,999,375
  State and municipal securities               515,000    1,500,000
  One year certificates of deposit                  --    1,500,000
  Corporate debt securities                         --      500,000
                                            $  515,000   $7,499,375



--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
On December 10, 1996, the Company completed an initial public offering of its Common Stock by issuing 1,250,000 shares at $12 per share, which net of commissions and expenses, resulted in net proceeds of $13,313,754 to the Company.

The Company is authorized to issue 11 ,000,000 shares of capital stock, no par value, of which 500,000 are designated as Class A voting preferred shares, 500,000 shares are designated as Class B nonvoting preferred shares and 10,000,000 are authorized shares of Common Stock. None of the preferred shares are issued or outstanding.

--------------------------------------------------------------------------------
CAPITAL LEASE

The Company has capitalized lease obligations for equipment.

The cost and related accumulated amortization of the assets capitalized under capital leases were $ 79,402 and $ 48,459 at December 31, 1997 and $35,569 and $21,341 at December 31, 1996, respectively. Future minimum lease payments are due according to the following schedule.

     CAPITAL LEASES                         1997
--------------------------------------------------------------------------------
     1998                                 $15,496
     1999                                  13,132
     2000                                   6,083
     2001                                   5,576
     Future minimum lease payments         40,287
     Less: amount representing interest    11,218
     Less: current portion                 10,128

     CAPITAL LEASE OBLIGATION,
     NET OF CURRENT PORTION               $18,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMMITMENTS

The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2001, which are accounted for as operating leases. The future minimum lease payments as of December 31, 1997 are presented in the accompanying table.

 LEASES
--------------------------------------------------------------------------------
 Year Ending December 31,
 1998                                                  $ 548,500
 1999                                                    486,000
 2000                                                    380,000
 2001                                                    105,000
 2002                                                     88,000
 Thereafter                                                1,000
                                                      $1,608,500

Rent expense under all operating leases was $368,130, $187,158 and $166,337 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company currently has agreements with certain officers and other employees that call for the payment of commissions on future revenues from clients brought in by these employees. The amount of such payments is determined by the achievement of certain sales goals while such employees are employed with the Company, as well as the level of revenues from such employees' clients subsequent to termination for a certain period, as defined. These commission agreements are subject to compliance with non-compete agreements which are effective for one year beyond an employee's termination date. The Company incurred no expense relating to such agreements in 1997, 1996 or 1995.

The Company entered into a merger agreement in November 1997 to acquire a PEO in Florida for cash of $320,000 and 129,620 shares of TEAM America Common Stock valued at $1,280,000. The parties have not reached final agreement on the terms of the merger as of March 2, 1998.

--------------------------------------------------------------------------------
DEFERRED COMPENSATION LIABILITY

The Company has deferred compensation agreements with certain company and client employees. The liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by life insurance policies. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. Expense for 1997, 1996 and 1995 related to deferred compensation was $163,450 and $71,671, and $30,439, respectively. The total face value of related life insurance policies was $9,545,000 at December 31,1997.

--------------------------------------------------------------------------------
DEBT OBLIGATIONS

The Company has a $5,000,000 credit facility with a bank which allows the Company to obtain advances up to such amount without negotiating or exercising any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the lower of the bank's prime rate (8.5% at December 31, 1997) or LIBOR plus two percent (2%). The Company is required to meet financial covenants pertaining to net worth, tangible net worth, leverage, current ratio and cash/securities balances. The credit facility is unsecured and, as of December 31, 1997, no borrowings were outstanding under this credit facility. The facility expires July 31, 1998. $500,000 was borrowed on the facility in 1997 for a seven-day period.

--------------------------------------------------------------------------------
EMPLOYEE BENEFIT PROGRAMS

CAFETERIA PLAN - The Company sponsors Section 125 cafeteria plans that include a fully insured health, dental, vision and prescription card program. The plans are offered to full-time employees. Entrance to the plan is the first day of the month following thirty days of service.

401(k) RETIREMENT PLAN - The Company sponsors 401(k) retirement plans that cover all full-time employees with at least one year of service. The plans do not provide for Company contributions.

OTHER PROGRAMS - Other available employee programs include health, life, accidental death and dismemberment insurance, disability insurance and dependent care assistance programs. Benefits under such programs are funded by the Company's employees and clients.

--------------------------------------------------------------------------------
RELATED PARTY TRANSACTIONS

The Company had accounts receivable of $38,574 at December 31, 1997 and accounts payable at December 31, 1997 and 1996 of $20,983 and $24,768, respectively with related parties including an officer whose law office and two members of the Board of Directors who are clients of the Company.

During the years ended December 31, 1997, 1996 and 199;, the Company recorded sales to related parties in the amounts of $175,605, $619,941, and $417,127 respectively. During the years ended December 31, 1997, 1996 and 1995, the Company purchased services, primarily legal and tax accounting, from related parties in the amounts of $167,200, $140,250 and $147,109, respectively.

During 1996 the Company purchased stock of a client company for approximately $20,000.

An officer of the company serves as the trustee of the 401(k) Retirement Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INCOME TAXES

In May 1992 the Company adopted SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The components of income tax expense for the years ended December 31, 1997, 1996 and 1995, and the reconciliation of the Company's effective tax rate to the statutory federal tax rates and the significant items giving rise to the deferred income tax assets (liabilities), as of December 31, 1996 and 1995, are presented in the accompanying tables.

       INCOME TAX EXPENSE            1997         1996         1995
--------------------------------------------------------------------------------
     Current:
      Federal                   $ 556,000    $ 516,800    $ 209,833
      State                       160,000       91,200       37,029
     Deferred:
      Increase
       in deferred income
       tax asset                  (44,000)    (150,000)          --
     TOTAL INCOME TAX EXPENSE   $ 672,000    $ 458,000    $ 246,862


     EFFECTIVE TAX RATE             1997       1996      1995
--------------------------------------------------------------------------------
     Statutory Federal tax rate     34.0%      34.0%     34.0%
      Adjustments:
      state income tax expense       6.0        6.0       6.0
      Amortization
      of intangible assets           5.5         --        --
      Other                         (3.5)       2.3       6.0
     Effective tax rate             42.0%      42.3%     46.0%

       DEFERRED INCOME TAX ASSETS                     1997         1996
--------------------------------------------------------------------------------
     Deferred income tax assets (liabilities):
      Deferred compensation                      $ 159,000    $ 104,000
      Deferred rents                                40,000       50,000
      Depreciation                                 (40,000)     (52,000)
       Total long-term deferred
       income tax asset                          $ 159,000    $ 102,000
      Accrued liabilities                        $ 107,000    $ 120,000
       Total current deferred
       income tax asset                          $ 107,000    $ 120,000


--------------------------------------------------------------------------------
INCENTIVE STOCK PLAN

Effective December 10, 1996, the Company established an Incentive Stock Plan (the Plan) for employees which provides for the issuance of up to 350,000 Common Stock shares. The maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding Common Stock shares of the Company

On December 10,1996, the Company granted 184,000 options to certain officers, employees and directors of the Company to purchase shares of the Company's Common Stock at a price of $12 per share, the market price on that date.
Options granted to officers and employees vest at 20% per year over a five year period and options granted to directors vest 100% after one year. All options expire ten years from the date of grant. On September 3, 1997 al options granted on December 10, 1996 plus 5,000 options granted on April 1, 1997 were cancelled and reissued at a price of $8.50 per share.

     INCENTIVE STOCK OPTIONS
--------------------------------------------------------------------------------
     Option Price $ 12.00 per share
     Balance, December 31,1996              184,000
     Options forfeited, March 28 1997        (4,000)
     Options cancelled, September 3, 1997  (180,000)
     Balance December 31,1997                    --

     Option Price $ 9.75 per share
     Options issued April 1, 1997             5,000
     Options cancelled September 3, 1997     (5,000)
     Balance, December 31, 1997                  --

     Option Price $ 6.75 per share
     Options issued, May 1, 1997             25,000
     Balance, December 31, 1997              25,000

     Option Price $ 8.50 per share
     Options issued September 3, 1997       325,000
     Options forfeited, October 3 1997       (2,000)
     Balance December 31, 1997              323,000





--------------------------------------------------------------------------------
NON-STATUTORY OPTIONS

The Company has granted non-statutory options in connection with acquisitions and employment agreements to key executives retained in acquired businesses and to the officers of the company. All non-statutory options have a ten-Year exercise period and are issued with an exercise price equal to the fair market value of company stock on the date of grant. Vesting periods vary depending on the nature of the grant.

Non-statutory options granted in 1997 are as follows. No non-statutory options were cancelled in 1997.


     NON-STATUTORY STOCK OPTIONS
--------------------------------------------------------------------------------
     Option Price  Vesting Period           Date Issued             Quantity
      $ 8.50         5 years              September 3, 1997         168,400
        8.50         5 years              September 8, 1997         223,000
        8.50         Immediate            September 8, 1997         176,037
       10.50         Immediate            November 1, 1997            1,465
       10.50         5 years              November 1, 1997          331,735

          Total outstanding at December 31, 1997                    900,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK OPTION COMPENSATION EXPENSE

The Company accounts for stock options according to APB No. 25, under which no compensation expense has been recognized at the time of grant. Had compensation cost for the Company's stock options been determined based on fair values at the grant date consistent with SFAS No. 123, the Company's net income and diluted earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts of $694,700 and $0.19 and $613,416 and $0.28, respectively. The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model with assumptions of a risk-free interest rate of 6%, expected lives of 2-6 years and expected volatility of 56% to 62% in both years. The weighted average fair values of options granted in 1997 and 1996 were $5.63 and $6.81 per share, respectively.

--------------------------------------------------------------------------------
ACQUISITIONS

In 1997 the Company completed the acquisitions of the stock of four PEO businesses. These acquisitions were accounted for by the purchase method of accounting. Total consideration paid for these acquisitions was as follows:

     Cash                                             $ 8,244,000
     Company stock (1,278,817 shares)                 $12,729,000
     Company stock options (176,037 shares)           $   528,000

The purchase price was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. 61,467 shares of TEAM America Corporation Common Stock are held by an independent escrow agent and are not included in the total shares outstanding or in consideration paid for the acquisitions. The escrowed shares will be released at the end of the applicable escrow period and upon the satisfaction of the terms of the escrow agreements, primarily related to customer retention. The escrow period for 13,538 shares ends on December 31, 1999; the escrow period for 47,929 shares ends October October 6, 1998.

The results of operations of of the acquired businesses have been included in the Company's results from the acquisition date. The following table presents condensed pro forma operating results as if the businesses had been acquired as of January 1, 1996. These results are not necessarily an indication of the operating results that would have occurred had the Company actually operated the businesses during the periods indicated. Amounts, except per share amounts, are in $ thousands.


                        1997           1996
                            (Unaudited)
--------------------------------------------------------------------------------
     Revenues         $230,093    $174,420
     Net loss             (601)       (773)
     Loss per share
      Basic           $   (.13)   $   (.22)
      Diluted         $   (.13)   $   (.22)


--------------------------------------------------------------------------------
CONTINGENCIES

The Internal Revenue Service (IRS) is conducting a Market Segment Study, focusing on selected PEOs (not including the Company), in order to examine the relationships among PEOs, worksite employees and owners of client companies. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) retirement plan (the Plan) was audited for the year ended December 31, 1992, and, as part of that audit the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum (TAM) regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes.

If the IRS concludes the PEOs are not "employers" of certain worksite employees for purposes of the Code as a result of either the Market Segment Study or the TAM, then the tax qualified status of the Plan could be revoked and its cafeteria plan may lose its favorable tax status. The loss of qualified status for the Plan and the cafeteria plan could increase the Company's administrative expenses and, thereby, materially adversely affect the Company's financial condition and result of operations.

The Company is unable to predict the timing or nature of the findings of the Market Segment Study, the timing or conclusions of of the TAM, and and the ultimate outcome of such conclusions or findings. The Company is also unable to predict the impact which the foregoing will have on the Company's administrative expenses, and whether the Company's resulting liability exposure, if any, will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount if any, of such liability exposure.

The Company has ongoing litigation matters pertaining to worksite employees in the ordinary course of business which management believes will not have a material adverse effect on the results of operations or financial condition of of the Company.

--------------------------------------------------------------------------------
SUBSEQUENT EVENTS

In January 1998 the Company completed the acquisition of three PEO businesses. Consideration paid for these businesses was cash of $333,070 and 106,228 shares of TEAM America Common Stock with a total value of $1,062,280. 39,500 shares with a value of $395,000 also have been escrowed for periods of one to three years subject to achieving certain performance or employee retention criteria. In addition, in February, 1998, the Company signed an acquisition agreement for a PEO business which is expected to be completed on April 1, 1998. The proposed consideration is $1,250,000 in cash and 110,714 shares of TEAM America Common Stock valued at $1,550,000, of which shares with a value of $1,250,000 will he escrowed subject to achieving certain profitability performance criteria.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Exchange Act"), relating to the Company's Annual Meeting of Shareholders (the "Annual Meeting") under the captions "NOMINATION AND ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.          EXECUTIVE COMPENSATION.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 11 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "EXECUTIVE COMPENSATION." The information set forth under the captions "REPORT OF COMPENSATION COMMITTEE" and "PERFORMANCE GRAPH" is expressly not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 12 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 13 is incorporated herein by reference to the Company's Definitive Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act, relating to the Company's Annual Meeting under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS."

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

(a)      The following documents are filed as part of this report:

         (1) The following financial statements of the Company, are included in Item 8 of this report:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

         (2) The following financial statement schedule for the Company is filed as part of this report:

                  Report of Independent Public Accountants on Financial Statement Schedule.

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

         (3) Exhibits:

EXHIBIT NO.                DESCRIPTION
-----------                -----------

      2.1                  Agreement and Plan of Merger, dated as of September
                           5, 1997, among the Company, TEAM America
                           Acquisitions, Inc., and Workforce Strategies, Inc.
                           (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated September 8, 1997, filed with the Securities and Exchange Commission on September 23,
                           1997, and incorporated herein by reference.)

      2.2                  Agreement and Plan of Merger, dated as of October 31,
                           1997, among the Company, TEAM America of Idaho, Inc., and Aspen Consulting Group, Inc. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated
                           October 31, 1997, filed with the Securities and Exchange Commission on November 3, 1997, and incorporated herein by reference.)

      3.1                  Amended Articles of Incorporation of the Company(1)

      3.2                  Amended Code of Regulations of the Company(1)

    *10.1                  Company's 1996 Incentive Stock Plan(1)

    *10.2 Executive employment agreement between the Company and Mr. Richard Schilg, CEO and President(1)

    *10.3 Executive employment agreement between the Company and Mr. Kevin T. Costello, COO and Executive Vice President (1)

    10.4 Lease for Cascade Corporate Center dated June 22, 1990 between EastGroup Properties and the Company, as amended(1)

     21.1                  Subsidiaries of the Registrant

     23.1                  Consent of Arthur Andersen LLP

     24.1                  Power of Attorney

     27.1                  Financial Data Schedules


------------------

(1) Included as an exhibit to the registrant's Registration Statement on Form S-1, as amended (File No. 333-13913), and incorporated herein by reference.

*      Management contract or compensation plan or arrangement.


(b)      REPORTS ON FORM 8-K

         On September 23, 1997, the Company filed a Form 8-K to report the acquisition of Workforce Strategies, Inc. by means of a merger with a wholly-owned subsidiary of the Company (Items 2 and 7).

         On November 3, 1997, the Company filed a Form 8-K to report the acquisition of Aspen Consulting Group, Inc. by means of a merger with a wholly-owned subsidiary of the Company (Items 2 and 7).

(c)      EXHIBITS

         The exhibits to this report follow the Consolidated Financial
Statements.

(D)      FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEAM AMERICA CORPORATION

Date: March 26, 1998                  By: /s/ Richard C. Schilg
                                          --------------------------------------
                                      Richard C. Schilg, Chairman of the Board,
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----


/s/ Richard C. Schilg      Chairman of the Board, President and Chief           March 26, 1998
-----------------------    Executive Officer (Principal Executive Officer)
Richard C. Schilg

* Michael R. Goodrich      Chief Financial Officer and Vice President           March 26, 1998
-----------------------    (Principal Financial and Accounting Officer)
Michael R. Goodrich

* Kevin T. Costello        Senior Vice President and Director                   March 26, 1998
-----------------------
Kevin T. Costello

* Paul M. Cash             Senior Vice President and Director                   March 26, 1998
-----------------------
Paul M. Cash

*S. Cash Nickerson         Executive Vice President and Director                March 26, 1998
-----------------------
S. Cash Nickerson

*Charles F. Dugan II       Director                                             March 26, 1998
-----------------------
Charles F. Dugan II

*William W. Johnston       Director                                             March 26, 1998
-----------------------
William W. Johnston

*M. R. Swartz              Director                                             March 26, 1998
-----------------------
M. R. Swartz

*Crystal Faulkner          Director                                             March 26, 1998
-----------------------
Crystal Faulkner


*By: /s/Richard C. Schilg
     -----------------------------------
     Richard C. Schilg, attorney-in-fact
     for each of the persons indicated

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  TEAM America Corporation and Subsidiaries:


We have audited in accordance with generally accepted auditing standards the consolidated financial statements of TEAM America Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 2, 1998. Our audits were made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP

Columbus, Ohio,
  March 2, 1998

                                   SCHEDULE II

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                    BALANCE                                               BALANCE
                                                   BEGINNING   CHARGED TO                                 AT END
                                                   OF PERIOD    EXPENSE     WRITE-OFFS     OTHER         OF PERIOD
                                                   ---------    -------     ----------     -----         ---------

Description
-----------

December 31, 1995

   Allowance for doubtful accounts                  $5,406      $35,653      $ 37,793       $    -        $   3,266

December 31, 1996

   Allowance for doubtful accounts                  $3,266      $     -      $  3,266       $     -       $      -

December 31, 1997

   Allowance for doubtful accounts                  $    -      $     -      $      -       $50,000(1)    $  50,000



(1) Established in connection with the valuation of an acquired business.