Form 10-Q
period 1998-03-31
TEAM AMERICA CORPORATION
filed 1998-05-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (614)848-3995
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----    -----

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MAY 11, 1998 WAS 4,720,183.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                         NO.
                                                                                         ---
Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended March 31, 1998 and 1997 (unaudited)                                         - 3 -

      Consolidated Balance Sheets -- March 31, 1998 (unaudited)
      and December 31, 1997                                                             - 4 -

      Consolidated Statements of Cash Flows -- Three month periods
      ended March 31, 1998 and 1997 (unaudited)                                         - 6 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Three-month period ended March 31, 1998 (unaudited)                               - 7 -

      Notes to Consolidated Financial Statements                                        - 8 -

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                               - 9 -

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               - 15 -

Signature                                                                               - 16 -

Exhibit Index                                                                           - 17 -

----------

Note:  Items 1 through of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                  1998                 1997
                                                                          (unaudited)
REVENUES                                                       $70,034,431          $25,542,368

DIRECT COSTS:
 Salaries and wages                                             59,128,465           21,597,700
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                                  7,495,996            2,545,479
                                                               -----------          -----------

         Total direct costs                                     66,624,461           24,143,179
                                                               -----------          -----------

         Gross profit                                            3,409,970            1,399,189

EXPENSES:
  Administrative salaries, wages and employment taxes            1,762,783              723,320
  Other selling, general and administrative expenses             1,207,713              405,184
  Depreciation and amortization                                    339,415               35,678
                                                               -----------          -----------

         Total operating expenses                                3,309,911            1,164,182
                                                               -----------          -----------

         Income from operations                                    100,059              235,007

OTHER INCOME                                                        43,359              151,061
                                                               -----------          -----------
        Income before income taxes                                 143,418              386,068

INCOME TAX EXPENSE                                                 142,000              154,550
                                                               -----------          -----------

NET INCOME                                                     $     1,418          $   231,518
                                                               ===========          ===========

EARNINGS PER SHARE:
         Basic                                                 $      0.00          $      0.07
                                                               ===========          ===========
         Diluted                                               $      0.00          $      0.07
                                                               ===========          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                   4,694,000            3,335,100
                                                               ===========          ===========
         Diluted                                                 4,972,000            3,335,100
                                                               ===========          ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,            December 31,
                                                             1998                  1997
                                                          (unaudited)
                               ASSETS
CURRENT ASSETS:

  Cash                                                    $ 2,815,337          $ 1,465,141

  Temporary cash investments                                2,802,739            4,484,367

        Total cash and cash equivalents                     5,618,076            5,949,508

 Short-term investments                                       515,000              515,000
 Receivables:
  Trade, net                                                1,399,337            1,509,583
  Other                                                       260,537              165,519
  Unbilled revenues                                         8,264,854            7,070,588
  Refundable income taxes                                          --              253,396
                                                          -----------          -----------
        Total receivables                                   9,924,728            8,999,086

 Prepaid expenses                                             781,067              216,685
 Deferred income tax asset                                    107,000              107,000
                                                          -----------          -----------
        Total current assets                               16,945,871           15,787,279

PROPERTY AND EQUIPMENT, NET                                 1,279,600              991,477

OTHER ASSETS:
 Goodwill and non-compete agreements, net                  24,477,700           23,216,338
 Cash surrender value of life insurance policies              467,443              398,005
 Mandated benefit/security deposits                           292,761              329,251
 Deferred income tax asset                                    159,000              159,000
 Other assets                                                 463,833              128,585
                                                          -----------          -----------

      Total other assets                                   25,860,737           24,231,179
                                                          -----------          -----------

      Total assets                                        $44,086,208          $41,009,935
                                                          ===========          ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,            December 31,
                                                                      1998                  1997
                                                                  (unaudited)
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                              $    428,522           $    336,694
    Accrued compensation                                             7,321,408              6,575,641
    Accrued payroll taxes                                            4,059,960              2,484,735
    Accrued workers' compensation premiums                             900,948              1,255,013
    Federal and state income taxes payable                              92,630                160,000
    Other accrued expenses                                             656,486                791,690
    Client deposits                                                    542,457                544,330
    Notes payable and capital lease obligation, current portion        106,000                 10,128
                                                                  ------------           ------------
           Total current liabilities                                14,108 411             12,158,231
CAPITAL LEASE OBLIGATION, net of current portion                        15,252                 18,941
DEFERRED RENT                                                           93,582                 98,832
DEFERRED COMPENSATION LIABILITY                                        465,521                394,687
                                                                  ------------           ------------
          Total liabilities                                         14,682,766             12,670,691
                                                                  ------------           ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock:
   Class A, no par value; 500,000 shares authorized;                        --                     --
    none issued; (aggregate liquidation preference $0)
    Class B, no par value; 500,000 shares authorized;
    none issued                                                             --                     --
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    4,836,994 and 4,730,716 shares issued; 4,720,183 and
    4,613,905 shares outstanding, respectively                      27,949,006             26,886,226
Excess purchase price                                                  (83,935)               (83,935)
Retained earnings                                                    1,560,384              1,558,966
                                                                  ------------           ------------
                                                                    29,425,455             28,361,257
Less - Treasury stock, 116,811 shares
    respectively, at cost                                              (22,013)               (22,013)
                                                                  ------------           ------------
          Total shareholders' equity                                29,403,442             28,339,244
                                                                  ------------           ------------

          Total liabilities and shareholders' equity              $ 44,086,208           $ 41,009,935
                                                                  ============           ============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                1998                   1997

                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $     1,418           $   231,518
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                              339,415                35,678
      Deferred tax expense (benefit)                                                  --                    --
      (Increase) decrease in operating assets:*
        Receivables                                                             (791,579)             (398,938)
        Prepaid expenses                                                        (561,152)               (9,569)
        Mandated benefit/security deposits                                        72,648                10,001
        Other                                                                     (6,784)
      Increase (decrease) in operating liabilities:*
        Accounts payable and accrued expenses                                     90,173              (240,783)
        Accrued expenses and other payables                                    1,534,065               292,206
        Client deposits                                                           (1,874)              (15,701)
        Deferred liabilities                                                      65,495                13,947
                                                                             -----------           -----------
          Net cash provided by (used in) operating activities                    741,825               (81,641)
                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                      (339,518)             (103,417)
       Increases in cash surrender value of life insurance policies              (69,438)              (22,791)
       Decrease in short-term investments                                             --               443,202
       Acquisitions, net of cash obtained                                       (659,769)             (262,375)
                                                                             -----------           -----------
          Net cash provided by (used in) investing activities                 (1,068,725)               54,619
                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligation                                        (4,532)               (2,492)
      Offering costs incurred                                                         --               (20,580)
                                                                             -----------           -----------
             Net cash used in financing activities                                (4,532)              (23,072)
                                                                             -----------           -----------

             Net decrease in cash and cash equivalents                          (331,432)              (50,094)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,949,508             8,100,520
                                                                             -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 5,618,076           $ 8,050,426
                                                                             ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for: Interest                                  $     5,359           $       368
                                                                             ===========           ===========

                                   Income Taxes                              $    34,685           $   408,000
                                                                             ===========           ===========

* Amounts exclude the effects of acquisitions.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                            Excess

                            Common   Stock         Treasury   Stock        Purchase      Retained
                            ------   -----         --------   -----
                         Number         Value      Number       Value        Price       Earnings       Total
                       -------------------------------------------------------------------------------------------

 Balance                 4,730,716   $26,886,226    116,811    $(22,013)   $(83,935)    $1,558,966    $28,339,244
   December 31, 1997

 Acquisitions              106,278     1,062,780                                                        1,062,780


 Net Income                                                                                  1,418          1,418
                       -------------------------------------------------------------------------------------------

 Balance                 4,836,994   $27,949,006    116,811    $(22,013)   $(83,935)    $1,560,384    $29,403,442
   March 31, 1998      ===========================================================================================

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Unaudited Interim Consolidated Financial Statements

         The accompanying interim consolidated financial statements as of March 31, 1998 and for the three-month period then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 -- Accounting Policies

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Annual Report or Form 10-K for the year ended December 31, 1997. Since December 31, 1997, the Company acquired PEO businesses in transactions accounted for as purchases. Intangible assets recorded as a result of the purchase were goodwill. Goodwill was recorded as the amount by which the consideration paid, including the value of stock issued and liabilities assumed, exceeded the fair market value of assets acquired. Goodwill is being amortized over a twenty-five year period.


NOTE 3 -- Earnings Per Share

         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive stock options increased the shares outstanding from 4,694,000 to 4,972,000 in the first quarter of 1998. Dilutive stock options had no effect on the shares outstanding for diluted earnings per share purposes in the first quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth results of operations for the three month periods ended March 31, 1998 and 1997 expressed as a percentage of revenues:

                                                     Three Months Ended
                                                         March 31,

                                                1998                 1997
                                                ----                 ----
Revenues                                        100.0%               100.0%
Direct Costs:
  Salaries and wages                             84.4                 84.6
  Payroll taxes, workers'                        10.7                 10.0
compensation premiums, employee
benefits and other costs
         Gross Profit                             4.9                  5.4
Operating Expenses:
  Administrative salaries,                        2.5                  2.8
  wages and employment
   taxes
  Other selling, general and
  administrative                                  1.7                  1.6
  Depreciation and
  amortization                                    0.5                  0.1
       Total Operating Expenses                   4.7                  4.5
Other income (expense), net                       --                    .6
       Income before taxes                        0.2                  1.5
Income taxes                                      0.2                  0.6
       Net income                                 --                   0.9


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

         Revenues increased 174% from $25,542,000 in the three months ended March 31, 1997 to $70,034,000 in the three months ended March 31, 1998. Since March 31, 1997 the Company completed seven acquisitions of PEO's including three in the first quarter of 1998. Revenues from the acquisitions accounted for 49% of the revenues recorded in the first quarter of 1998. Internal growth in the Company's original core business, primarily in Ohio, was approximately 27% in the first quarter of 1998. Total worksite employees increased to approximately 13,000 at March 31, 1998 compared to 3,250 at March 31, 1997.

DIRECT COSTS

         Total direct costs increased 176% to $66,624,000 in the three months ended March 31, 1998 from $24,143,000 in the three months ended March 31, 1997. Direct costs increased to 95.1% of total revenues in the first quarter of 1998 up from 94.6% in the first quarter of 1997. Costs rose more than revenues and increased as a percentage of revenues for two reasons. First, the acquired companies have lower fees and margins than the core business. Improving margins through fee increases and better leveraging of acquiring insurances and other benefits is an opportunity for future profit and margin improvement in the newly acquired companies. The second factor affecting margin is that the acquirees have more flat percentage fee arrangements with their clients, whereas this billing method was used infrequently in the core business where a weekly per head count fee is prevalent. The flat fee percentage results in lower margins in the first half of the year when certain costs, such as unemployment taxes are highest. As these taxes reach their statutory maximums, they drop off. Costs decline but the flat percentage fee continues, resulting in higher margins in the second half of the year.

EXPENSES

         Administrative salaries, wages and employment taxes rose 144% to $1,763,000 in the three months ended March 31, 1998 from $723,000 in the three months ended March 31, 1997. These costs declined to 2.5% of total revenues in the first quarter of 1998 from 2.8% of total revenues in the first quarter of 1997. The increase in this expense category reflects the number of administrative employees from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues in this cost category.
         Other selling, general and administrative expenses increased 198% to $1,208,000 in the three months ended March 31, 1998 from $405,000 in the three months ended March 31, 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new brochures and stationary for the acquired companies, travel and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new payroll, human resources and accounting software package is deployed and operating at all locations, which is now expected to occur in the second half of 1998.
         Depreciation and amortization expense rose to $339,000 in the three months ended March 31, 1998 from $36,000 in the three months ended March 31, 1997. Depreciation expense was $67,000 in 1998 compared to $36,000 in 1997 while amortization expense was $272,000 in 1998 compared to none in the first quarter of 1997. The increased depreciation expense resulted from the investment in computer equipment and software during the past year. The amortization expense is the 25 year amortization of goodwill arising from the seven acquisitions completed in the last three quarters of 1997 and the first quarter of 1998.

INCOME FROM OPERATIONS

         As a result of the lower gross margin percentage and the higher selling, general and administrative and depreciation and amortization expenses, income from operations declined to $100,000 in the three months ended March 31, 1998 from $235,000 in the three months ended March 31, 1997. However, on an EBITDA basis there was actually an increase in operating income to $439,000 in the three months ended March 31, 1998 from $271,000 in the three months ended March 31, 1997.

OTHER INCOME

         Other income declined to $43,000 in the three months ended March 31, 1998 from $151,000 in the three months ended March 31, 1997. Other income is income from the investment of the of the proceeds from the IPO on December 31, 1996. In the first quarter of 1997 the entire $13,000,000 from the IPO was invested. By December 31, 1997 the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $3,300,000 at March 31, 1998 as a result of using the proceeds to acquire other PEO's.

INCOME TAX EXPENSE

         Income tax expense was $142,000 or 99% of income before taxes in the three months ended March 31, 1998 compared to $155,000 or 40% of income before taxes in the three months ended March 31, 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefitted from the investment income, almost half of which was from tax-free municipal bonds.


NET INCOME AND EARNINGS PER SHARE

         As a result of the lower gross margin percentage, higher amortization expense and lower investment income, net income declined to $1,418 in the three months ended March 31, 1998 from $231,518 in the three months ended March 31, 1997.
         Basic and diluted earnings per share were $0.00 in the three months ended March 31, 1998 and $.07 in the three months ended March 31, 1997. Average shares outstanding increased to 5,040,500 in the three months ended March 31, 1998 compared to 3,335,088 in the three months ended March 31, 1997 due to the shares issued for acquisitions in the last three quarters of 1997 and the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had a working capital surplus of $2,837,000. At December 31, 1997, the working capital surplus was $3,117,000.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.
         Net cash provided by (used in) operating activities was $742,000 and ($82,000) for the three month periods ended March 31, 1998 and 1997, respectively.
         The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and the billing dates for client payroll periods that include the day the Company's accounting period ends. The amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the growth of the Company.
         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposits. As of March 31, 1998 and 1997, the Company held cash security deposits in the amounts of $542,000 and $544,000 respectively.
         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash provided by (used in) investing activities was $1,069,000 and $55,000 for the three month periods ended March 31, 1998 and 1997 respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business.
         During the first quarter of 1998, $660,000 was paid toward the purchase of three PEO companies. Also, included in the cash paid during the first quarter of 1998 was $92,000 additional purchase price owed for a PEO company acquired in October 1997. In addition to the cash paid during the first quarter for acquisitions, 106,278 shares of TEAM America Common Stock at a price of $10 per share were also issued. These shares are unregistered restricted shares and cannot be sold for a one year period from the date of issuance.
         The principal source of cash provided by investing activities in the first quarter of 1997 was the maturation of short-term investment instruments which were reinvested in temporary cash investments at March 31, 1998 and used towards the acquisition of AEM.
         Financing activities are not material as the Company has no debt or significant leases.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to continue to acquire other PEO companies unless it can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisitions.
         In July 1997 the Company obtained a $5,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. There were no borrowings under the revolving credit agreement in the first quarter of 1998. The Company is currently negotiating to increase this commitment to $10,000,000 and to restructure the financial covenants to be more conducive to using the line of credit to fund the cash portion of the purchase price of PEO acquisitions.
         The Company believes that the net remaining proceeds from the sale of the common shares in December 1996 which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's, both for the next twelve months and for the foreseeable future thereafter. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment. However, there can be no assurance that additional financial resources will be available on terms favorable to the Company or at all.
         The Company did not pay dividends in 1996, 1997, or thus far in 1998, and does not expect to pay a dividend in the foreseeable future.
         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

QUARTERLY RESULTS

The following table sets forth certain unaudited operating results of each of the six consecutive quarters for the period ended March 31, 1998 which comprise all of the quarterly periods following the Company's initial public offering of its Common Stock in December 10, 1996.

The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                                      QUARTER ENDED
 ------------------------------------------------------------------------------------------------------------------
                          Dec. 31         Mar. 31         June 30        Sept. 30          Dec. 31         Mar. 31
                             1996            1997            1997            1997             1997            1998
 ------------------------------------------------------------------------------------------------------------------
 Revenues                 $25,762         $25,542         $31,812         $36,697          $61,812         $70,034
 ------------------------------------------------------------------------------------------------------------------
 Direct costs:             24,218          24,143          30,000          35,000           58,402          66,624
 ------------------------------------------------------------------------------------------------------------------
 Net Income:                  167             232             332             173              193               1
 ------------------------------------------------------------------------------------------------------------------
 Earnings Per
 Share:
 ------------------------------------------------------------------------------------------------------------------
   Basic                    $ .07           $ .07           $ .10           $ .05            $ .04           $ .00
 ------------------------------------------------------------------------------------------------------------------
   Diluted                  $ .07           $ .07           $ .10           $ .05            $ .04           $ .00
 ------------------------------------------------------------------------------------------------------------------

AMOUNTS IN $000'S EXCEPT PER SHARE AMOUNTS



FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Services ("IRS") for Tax Advice memorandum ("TMAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in Ohio where a substantial portion of the Company's business is concentrated; (v) the Company's ability to offer its services in states other than Ohio where it has little or no market penetration;
(vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; and (x) additional regulatory requirements affecting the Company.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                      None
         (b)      Exhibits
         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TEAM AMERICA CORPORATION




                                          /s/MICHAEL R. GOODRICH
                                          --------------------------------------
                                          Chief Financial Officer and Authorized
                                          Signing Officer
May 11, 1998

                                  EXHIBIT INDEX


Exhibit Number    Description                                         Page #
--------------    -----------                                         ------

      27          Financial Data Schedule                              -  -*






*In SEC EDGAR-filed document only