Form 10-Q
period 1998-06-30
TEAM AMERICA CORPORATION
filed 1998-08-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON JULY 31, 1998 WAS 4,746,622

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE
                                                                         NO.
                                                                        ----

Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended June 30, 1998 and 1997 (unaudited)                          - 3 -

      Consolidated Statements of Income -- Six-month periods
      ended June 30, 1998 and 1997 (unaudited)                          - 4 -

      Consolidated Balance Sheets -- June 30, 1998 (unaudited)
        and December 31, 1997                                           - 5 -

      Consolidated Statements of Cash Flows -- Six-month periods
      ended June 30, 1998 and 1997 (unaudited)                          - 7 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Six-month period ended June 30, 1998 (unaudited)                  - 8 -

      Notes to Consolidated Financial Statements                        - 9 -

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               - 10 -

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           - 18 -

Item 6.  Exhibits and Reports on Form 8-K                               - 18 -

Signature                                                               - 19 -

Exhibit Index                                                           - 20 -

Exhibits                                                                - 21 -

-------------

Note: Items 1 through 3 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                          TEAM AMERICA CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                             FOR THE THREE MONTHS ENDED JUNE 30,
                                                                    1998               1997
                                                                      (unaudited)
REVENUES                                                     $84,107,464        $31,812,348

DIRECT COSTS:
 Salaries and wages                                           72,218,013         27,243,193
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                                7,558,597          2,756,449
                                                             -----------        -----------

         Total direct costs                                   79,776,610         29,999,642
                                                             -----------        -----------

         Gross profit                                          4,330,854          1,812,706

EXPENSES:
  Administrative salaries, wages and employment taxes          2,090,331            836,795
  Other selling, general and administrative expenses           1,309,330            503,477
  Depreciation and amortization                                  369,101             51,024
                                                             -----------        -----------

         Total operating expenses                              3,768,762          1,391,296
                                                             -----------        -----------

         Income from operations                                  562,092            421,410

OTHER INCOME                                                      35,390            140,622
                                                             -----------        -----------
        Income before income taxes                               597,482            562,032

INCOME TAX EXPENSE                                               352,000            230,192
                                                             -----------        -----------

         Net income                                          $   245,482        $   331,840
                                                             ===========        ===========

EARNINGS PER SHARE:
         Basic                                               $      0.05        $      0.10
                                                             ===========        ===========
         Diluted                                             $      0.05        $      0.10
                                                             ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                 4,746,622          3,375,703
                                                             ===========        ===========
         Diluted                                               4,960,774          3,375,703
                                                             ===========        ===========

                          TEAM AMERICA CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     1998               1997
                                                                       (unaudited)
REVENUES                                                     $154,141,895        $57,354,716

DIRECT COSTS:
 Salaries and wages                                           131,346,478         48,840,893
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                                15,054,593          5,301,928
                                                             ------------        -----------

         Total direct costs                                   146,401,071         54,142,821
                                                             ------------        -----------

         Gross profit                                           7,740,824          3,211,895

EXPENSES:
  Administrative salaries, wages and employment taxes           3,853,114          1,560,115
  Other selling, general and administrative expenses            2,517,043            908,661
  Depreciation and amortization                                   708,516             86,702
                                                             ------------        -----------

         Total operating expenses                               7,078,673          2,555,478
                                                             ------------        -----------

         Income from operations                                   662,151            656,417

OTHER INCOME                                                       78,749            291,684
                                                             ------------        -----------
        Income before income taxes                                740,900            948,101

INCOME TAX EXPENSE                                                494,000            384,742
                                                             ------------        -----------

         Net income                                          $    246,900        $   563,359
                                                             ============        ===========

EARNINGS PER SHARE:
         Basic                                               $       0.05        $      0.17
                                                             ============        ===========
         Diluted                                             $       0.05        $      0.17
                                                             ============        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                  4,721,928          3,355,396
                                                             ============        ===========
         Diluted                                                4,960,216          3,355,396
                                                             ============        ===========

                       TEAM AMERICA CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                                                          June 30,         December 31,
                                                            1998               1997
                                                        (unaudited)
                               ASSETS
CURRENT ASSETS:

  Cash                                                  $ 2,947,441        $ 1,465,141

  Temporary cash investments                              1,631,986          4,484,367

 Short-term investments                                     515,000            515,000

 Receivables:

  Trade, net                                              1,501,184          1,509,583

  Other                                                     239,871            165,519

  Unbilled revenues                                       9,547,755          7,070,588

  Refundable income taxes                                        --            253,396
                                                        -----------        -----------
        Total receivables                                11,288,810          8,999,086

 Prepaid expenses                                           416,865            216,685

 Deferred income tax asset                                  107,000            107,000
                                                        -----------        -----------
        Total current assets                             16,907,102         15,787,279

PROPERTY AND EQUIPMENT, NET                               1,452,571            991,477

OTHER ASSETS:

 Goodwill and non-compete agreements, net                25,621,316         23,216,338
 Cash surrender value of life insurance policies            533,093            398,005
 Mandated benefit/security deposits                         251,955            329,251
 Deferred income tax asset                                  159,000            159,000
 Other assets                                               106,579            128,585
                                                        -----------        -----------
      Total other assets                                 26,671,943         24,231,179
                                                        -----------        -----------
      Total assets                                      $45,031,616        $41,009,935
                                                        ===========        ===========

                                TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                                                         June 30,           December 31,
                                                                           1998                 1997
                                                                        (unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable                                                    $   362,658         $   336,694
     Accrued compensation                                                 8,027,592           6,575,641
     Accrued payroll taxes                                                3,141,095           2,484,735
     Accrued workers' compensation premiums                               1,803,629           1,255,013
     Federal and state income taxes payable                                 217,069             160,000
     Other accrued expenses                                                 246,143             791,690
     Client deposits                                                        603,375             544,330
     Notes payable and capital lease obligation, current portion             87,000              10,128
                                                                        -----------         -----------
           Total current liabilities                                     14,488 561          12,158,231
CAPITAL LEASE OBLIGATION, net of current portion                             15,425              18,941
DEFERRED RENT                                                                77,833              98,832
DEFERRED COMPENSATION LIABILITY                                             500,873             394,687
                                                                        -----------         -----------
          Total liabilities                                              15,082,692          12,670,691
                                                                        -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred Stock:
   Class A, no par value; 500,000 shares authorized;                             --                  --
    none issued; (aggregate liquidation preference $0)
    Class B, no par value; 500,000 shares authorized;
    none issued                                                                  --                  --
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    4,863,433 and 4,730,716 shares issued; 4,746,622 and
    4,613,905 shares outstanding, respectively                           28,249,006          26,886,226
Excess purchase price                                                       (83,935)            (83,935)
Retained earnings                                                         1,805,866           1,558,966
                                                                        -----------         -----------
                                                                         29,970,937          28,361,257
Less - Treasury stock, 116,811 and 116,811 shares
    respectively, at cost                                                   (22,013)            (22,013)
          Total shareholders' equity                                     29,948,924          28,339,244

                                                                        -----------         -----------
          Total liabilities and shareholders' equity                    $45,031,616         $41,009,935
                                                                        ===========         ===========

                                 TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  1998                1997
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   246,900         $   563,359
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                            708,516              86,702
      Deferred tax expense (benefit)                                                --                  --
      (Increase) decrease in operating assets:
        Receivables                                                         (2,155,661)         (1,667,914)
        Prepaid expenses                                                      (196,950)            (76,821)
        Mandated benefit/security deposits                                     113,454             (11,000)
        Other                                                                   50,469                  --
      Increase (decrease) in operating liabilities:
        Accounts payable                                                        24,309             (62,603)
        Accrued expenses and other payables                                  1,938,161           1,063,625
        Client deposits                                                        (30,571)              8,119
        Deferred liabilities                                                    85,187              58,202
                                                                           -----------         -----------
          Net cash provided by (used in) operating activities                  783,814             (38,331)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                    (529,869)           (189,381)
       Increases in cash surrender value of life insurance policies           (135,088)            (73,178)
       Decrease in short-term investments                                           --           1,715,028
       Acquisitions                                                         (1,425,168)           (289,485)
                                                                           -----------         -----------
          Net cash provided by (used in) investing activities               (2,090,125)          1,162,984
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligation                                     (63,770)             (5,073)
      Offering costs incurred                                                       --             (20,580)
                                                                           -----------         -----------
             Net cash used in financing activities                             (63,770)            (25,653)
                                                                           -----------         -----------

             Net increase (decrease) in cash and cash equivalents           (1,370,081)          1,099,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,949,508           8,100,520
                                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 4,579,427         $ 9,199,520
                                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

  Cash paid during the period for:    Interest                             $    12,386         $       713
                                                                           ===========         ===========
                                      Income Taxes                         $    50,000         $   718,000
                                                                           ===========         ===========

                                      TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CHANGES IN

                                                 SHAREHOLDERS' EQUITY

                                        FOR THE SIX MONTHS ENDED JUNE 30, 1998

                               Common Stock             Treasury Stock         Excess
                               ------------             --------------        Purchase      Retained
                           Number         Value       Number       Value        Price       Earnings        Total
                         -------------------------------------------------------------------------------------------
 Balance
   December 31, 1997     4,730,716     $26,886,226    116,811    $(22,013)    $(83,935)    $1,558,966    $28,339,244

 Acquisitions              132,717       1,362,780                                                         1,362,780

 Net Income                                                                                   246,900        246,900

                         -------------------------------------------------------------------------------------------
 Balance
   June 30, 1998         4,863,433     $28,249,006    116,811    $(22,013)    $(83,935)    $1,805,866    $29,948,924

                         ===========================================================================================

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Unaudited Interim Consolidated Financial Statements

         The accompanying interim consolidated financial statements as of June 30, 1998 and for the three-month and six month periods then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 -- Accounting Policies

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1997. Since December 31, 1997, the Company acquired PEO businesses in transactions accounted for as purchases. Intangible assets recorded as a result of the purchases was goodwill. Goodwill was recorded as the amount by which the consideration paid, including the value of stock issued and liabilities assumed, exceeded the fair market value of assets acquired. Goodwill is being amortized over a twenty-five year period.

NOTE 3 -- Earnings Per Share

         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive stock options increased the weighted average shares outstanding from 4,746,000 to 4,961,000 in the second quarter of 1998 and from 4,722,000 to 4,960,000 in the first six months of 1998. Dilutive stock options had no effect on the shares outstanding for diluted earnings per share purposes in the 1997 periods presented.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 expressed as a percentage of revenues:

                                           THREE MONTHS                 SIX MONTHS
                                          ENDED JUNE 30,              ENDED JUNE 30,
                                        1997          1998          1997          1998
                                        ----          ----          ----          ----
Revenues                                100%          100%          100%          100%
Direct Costs:
  Salaries and wages                    85.6          85.9          85.2          85.2
  Payroll taxes,workers'                 8.7           9.0           9.2           9.8
  compensation premiums,
  employee benefits and other
  costs
           Gross Profit                  5.7           5.1           5.6           5.0
Operating Expenses:
  Administrative salaries,               2.6           2.5           2.7           2.5
  wages and employment taxes
  Other selling general and              1.5           1.6           1.6           1.6
  administrative
Depreciation and amortization            0.2           0.4           0.2           0.5
   Total Operating Expenses              4.3           4.5           4.5           4.6
Other income (expense), net              0.4           0.1           0.5
  Income before taxes                    1.8           0.7           1.6           0.4
Provision for income taxes               0.7           0.4           0.6           0.3
  Net income                             1.1           0.3           1.0           0.1

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

         Revenues increased 164% from $31,812,000 in the three months ended June 30, 1997 to $84,107,000 in the three months ended June 30, 1998. Since June 30, 1997, the Company completed seven acquisitions of PEO's including three in the first quarter of 1998, and one in the second quarter of 1998. Revenues from the acquisitions accounted for over 55% of the revenues recorded in the second quarter of 1998.

DIRECT COSTS

         Total direct costs increased 166% to $79,777,000 in the three months ended June 30, 1998 from $30,000,000 in the three months ended June 30, 1997. Direct costs increased to 94.9% of total revenues in the second quarter of 1998 up from 94.3% in the second quarter of 1997. Costs rose more than revenues and increased as a percentage of revenues for two reasons. First, the acquired companies have lower fees and margins than the core business. Improving margins through fee increases and better leveraging of acquiring insurances and other benefits are opportunities for future profit and margin improvement in the acquired companies. The second factor affecting margin is that the acquirees have more flat percentage fee arrangements with their clients, whereas this billing method was used infrequently in the core business where a weekly per head count fee is prevalent. The flat fee percentage results in lower margins in the first half of the year when certain costs, such as unemployment taxes, are highest. As these taxes reach their statutory maximums they drop off. Costs decline but the flat percentage fee continues, resulting in higher margins in the second half of the year. Offsetting the higher direct costs in the acquired companies were workers' compensation credits and rebates received by the Ohio operations in the second quarter. These credits and rebates increased margin by over 1 basis point. They are not expected to recur in future quarters.

EXPENSES

         Administrative salaries, etc. rose 150% to $2,090,000 in the three months ended June 30, 1998 from $837,000 in the three months ended June 30, 1997. These costs declined to 2.5% of total revenues in the second quarter of 1998 from 2.6% of total revenues in the second quarter of 1997. The increase in this expense category reflects the higher headcount from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues.

         Other selling, general and administrative expenses increased 160% to $1,309,000 in the three months ended June 30, 1998 from $503,000 in the three months ended June 30, 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new brochures and stationery for the acquired companies, travel and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new payroll, HR and accounting software package is deployed and operating at all locations, which is now expected to occur in the second half of 1998.

         Depreciation and amortization expense rose to $369,000 in the three months ended June 30, 1998 from $51,000 in the three months ended June 30, 1997.

Depreciation expense was $87,000 in 1998 compared to $40,000 in 1997 while amortization expense was $282,000 in 1998 compared to $11,000 in the second quarter of 1997.

         The increased depreciation expense resulted from the ongoing investment in computer equipment and software. The amortization expense is the 25 year amortization of goodwill and other intangibles arising from the seven acquisitions completed since June 30, 1997.

INCOME FROM OPERATIONS

         Income from operations increased 33% to $562,000 in the three months ended June 30, 1998 from $421,000 in the three months ended June 30, 1997. On an EBITDA basis, operating income increased 99% to $941,000 in the three months ended June 30, 1998 from $472,000 in the three months ended June 30, 1997.

OTHER INCOME

         Other income declined to $35,000 in the three months ended June 30, 1998 from $141,000 in the three months ended June 30, 1997. Other income is income from the investment of the $13,000,000 of proceeds from the IPO completed in December 1996. In the second quarter of 1997, the entire amount was invested. By December 31, 1997 the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $2,300,000 at June 30, 1998 as a result of using the proceeds to acquire other PEO's.

INCOME TAX EXPENSE

         Income tax expense was $352,000 or 58% of income before taxes in the three months ended June 30, 1998 compared to $230,000 or 41% of income before taxes in the three months ended June 30, 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefited from the investment income, almost half of which was from tax-free municipal bonds.

NET INCOME AND EARNINGS PER SHARE

         As a result of the higher income tax expense, higher amortization expense and lower investment income, net income declined to $245,000 in the three months ended June 30, 1998 from $332,000 in the three months ended June 30, 1997.

         Basic and diluted earnings per share were $0.05 in the three months ended June 30, 1998 and $.10 in the three months ended June 30, 1997. Average diluted shares outstanding were 4,961,000 in the three months ended June 30, 1998 compared to 3,376,000 in the three months ended June 30, 1997 due to the shares issued for acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

         Revenues increased 169% from $57,355,000 in the six months ended June 30, 1997 to $154,142,000 in the six months ended June 30, 1998. Revenues from acquisitions contributed over 52% of the revenues recorded in the first half of 1998.

DIRECT COSTS

         Total direct costs increased 170% to $146,401,000 in the six months ended June 30, 1998 from $54,143,000 in the six months ended June 30, 1997. Direct costs increased to 95.0% of total revenues in the first half of 1998 up from 94.4% in the first half of 1997. Costs rose more than revenues and increased as a percentage of revenues for two reasons. First, the acquired companies have lower fees and margins than the core business. The second factor affecting margin is that the acquirees have more flat percentage fee arrangements with their clients, whereas this billing method was used infrequently in the core business where a weekly per head count fee is prevalent. The flat fee percentage results in lower margins in the first half of the year when certain costs, such as unemployment taxes, are highest. As these taxes reach their statutory maximums they drop off. Costs decline but the flat percentage fee continues, resulting in higher margins in the second half of the year. Offsetting the higher costs in the acquired companies were workers' compensation credits and rebates in the Ohio business which increased margin by over 1 basis point. These credits and rebates are not expected to recur in the second half of 1998.

EXPENSES

         Administrative salaries, etc. rose 147% to $3,853,000 in the six months ended June 30, 1998 from $1,560,000 in the six months ended June 30, 1997. These costs declined to 2.5% of total revenues in the first half of 1998 from 2.7% of total revenues in the first half of 1997. The increase in this expense category reflects the staffing at the increased number of locations from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues.

         Other selling, general and administrative expenses increased 177% to $2,517,000 in the six months ended June 30, 1998 from $909,000 in the six months ended June 30, 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new brochures and stationery for the acquired companies, travel, professional fees and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new payroll, HR and accounting software package is deployed and operating at all locations, which is now expected to occur in the second half of 1998.

         Depreciation and amortization expense rose to $708,000 in the six months ended June 30, 1998 from $87,000 in the six months ended June 30, 1997. Depreciation expense increased as a result of the investment in computer equipment and software during the past year. Amortization expense is the 25 year amortization of goodwill and other intangibles arising from the acquisitions.

INCOME FROM OPERATIONS

         As a result of the higher general and administrative and depreciation and amortization expenses, income from operations was flat at $662,000 in the six months ended June 30, 1998 compared to $656,000 in the six months ended June 30, 1997. However, on an EBITDA basis, there was an 85% increase in operating income to $1,371,000 in the six months ended June 30, 1998 from $743,000 in the six months ended June 30, 1997.

OTHER INCOME

         Other income declined to $79,000 in the six months ended June 30, 1998 from $292,000 in the six months ended June 30, 1997. Other income is income from the investment of the $13,000,000 of IPO proceeds. In the first half of 1997, the entire amount was invested. By December 31, 1997, the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $2,300,000 at June 30, 1998 as a result of using the proceeds to acquire other PEO's.

INCOME TAX EXPENSE

         Income tax expense was $454,000 or 67% of income before taxes in the six months ended June 30, 1998 compared to $385,000 or 41% of income before taxes in the six months ended June 30, 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefited from the investment income, almost half of which was from tax-free municipal bonds.

NET INCOME AND EARNINGS PER SHARE

         As a result of the higher operating expenses, higher amortization expense and lower investment income, net income declined to $247,000 in the six months ended June 30, 1998 from $563,000 in the six months ended June 30, 1997.

         Basic and diluted earnings per share were $0.05 in the six months ended June 30, 1998 and $0.17 in the six months ended June 30, 1997. Average diluted shares outstanding increased to 4,960,000 in the six months ended June 30, 1998 compared to 3,355,000 in the six months ended June 30, 1997 due to the shares issued for acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had a working capital surplus of $2,419,000. At December 31, 1997, the working capital surplus was $3,117,000.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.

         Net cash provided by (used in) operating activities was $784,000 and ($38,000) for the six month periods ended June 30, 1998 and 1997, respectively.

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

         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments be made by wire transfer, immediately available funds of ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guaranties from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposits. As of June 30, 1998 and 1997, the Company held cash security deposits in the amounts of $603,000 and $478,000 respectively.

         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash provided by (used in) investing activities was ($2,090,000) and $1,163,000 for the six month periods ended June 30, 1998 and 1997 respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business. Also, during the first half of 1998, $1,425,000 was paid toward the purchase of four PEO companies. In addition to the cash paid during the first half for acquisitions, 132,717 shares of TEAM America Common Stock were also issued. These shares are unregistered restricted shares and cannot be sold for a one year period from the date of issuance and without either an effective registration statement or an exemption from registration.

         The principal source of cash provided by investing activities in the first half of 1997 was the maturation of short-term investment instruments which were reinvested in temporary cash investments at June 30, 1997.

         Financing activities are not material as the Company has no debt or significant leases.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to continue to acquire other PEO companies unless it can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.

         In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. There were no borrowings under any revolving credit agreement in the first half of 1998.

         The Company believes that the net proceeds from the sale of the common shares in December 1996 which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

         The Company did not pay dividends in 1996, 1997, or thus far in 1998, and does not expect to pay a dividend in the foreseeable future.

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

YEAR 2000

         The company's new operating system, TEAMDirect, is expected to be fully operational by the end of 1998 at all company locations. The operating system handles all payroll, accounting and payroll-related matters. It is written on an Oracle database engine and is fully year 2000 compliant. The Company is unaware of any other of its systems that are not year 2000 compliant or that would materially adversely affect the company's operations if they are not in compliance.

         The Company has vendor relationships with large national insurance companies for its health plans, benefit plans and workers' compensation insurance programs. TEAM America is also reliant on major banks to process checks and electronic transfers and payments effectively. The Company has not yet evaluated whether these entities are year 2000 compliant and what impact, if any, this may have on the Company's operations.

         The Company's client base is highly diversified with over 14,000 worksite employees housed at over 1,600 client locations. The Company has not undertaken to review year 2000 compliance with its numerous clients.

QUARTERLY RESULTS

The following table sets forth certain unaudited operating results of each of the seven consecutive quarters for the period ended June 30, 1998 which comprise all of the quarterly periods following the Company's initial public offering of its Common Stock in December 10, 1996.

The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                           QUARTER ENDED
--------------------------------------------------------------------------------------------------
                  Dec. 31     Mar. 31     June 30    Sept. 30     Dec. 31     Mar. 31     June 30
                     1996        1997        1997        1997        1997        1998        1998
--------------------------------------------------------------------------------------------------
REVENUES          $25,762     $25,542     $31,812     $36,697     $61,812     $70,034     $84,107
--------------------------------------------------------------------------------------------------
DIRECT COSTS:      24,218      24,143      30,000      35,000      58,402      66,624      79,777
--------------------------------------------------------------------------------------------------
NET INCOME:           167         232         332         173         193           1         246
--------------------------------------------------------------------------------------------------
EARNINGS PER
SHARE:
--------------------------------------------------------------------------------------------------
  Basic           $   .07     $   .07     $   .10     $   .05     $   .04     $   .00     $   .05
--------------------------------------------------------------------------------------------------
  Diluted         $   .07     $   .07     $   .10     $   .05     $   .04     $   .00     $   .05
--------------------------------------------------------------------------------------------------

AMOUNTS IN $000'S EXCEPT PER SHARE AMOUNTS


FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the PEO industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:
(i) potential for unfavorable interpretation of government regulations relating to labor, tax, insurance and employment matters; (ii) changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans; (iii) potential loss of qualified status for the Company's 401(k) plan as a result of request by Internal Revenue Services ("IRS") for Tax Advice memorandum ("TMAM"); (iv) general market conditions, including demand for the Company's products and services, competition and price levels or adverse economic developments in Ohio where a substantial portion of the Company's business is concentrated; (v) the Company's ability to offer its services in states other than Ohio where it has little or no market penetration;
(vi) higher than expected workers' compensation claims, increases in rates, or changes in applicable laws or regulations; (vii) the level and quality of acquisition opportunities available to the Company and the ability to properly manage growth when acquisitions are made; (viii) short-term nature of client agreements and the financial condition of the Company's clients; (ix) liability for employment practices of clients; and (x) additional regulatory requirements affecting the Company.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 5, 1998. At the close of business on the record date of March 27,1998, 4,781,650 common shares were outstanding and entitled to vote at the meeting. At the Annual Meeting, 4,212,275 or 88.1% of the outstanding common shares entitled to vote were represented in person or by proxy. Matters voted on at the meeting were the election of Class II directors and an amendment to the Company's 1996 Incentive Stock Plan.

a.)      Election of Directors
         The Board of Directors is divided into two classes. Four director positions, to serve for a term of two years, were up for election. Directors elected at the Annual Meeting were:

                           Richard C. Schilg
                           Kevin T. Costello
                           Charles F. Dugan, II
                           Crystal Faulkner

The voting for each director was as follows:

                                            For                        Withheld
         Richard C. Schilg                  4,169,053                  43,222
         Kevin T. Costello                  4,168,553                  43,722
         Charles F. Dugan, II               4,166,553                  45,722
         Crystal Faulkner                   4,168,553                  43,722

b.)      Amendment to the 1996 Incentive Stock Plan
         The proposed amendment was approved by the shareholders. The voting was as follows:

         For:       3,311,754
         Against:     185,977
         Abstained:    10,850

ITEM 5.  OTHER INFORMATION

         Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after February 20, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                      None
         (b)      Exhibits
         10       Revolving Credit Agreement
         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        TEAM AMERICA CORPORATION


                                        /s/MICHAEL R. GOODRICH
                                        --------------------------------------
                                        Chief Financial Officer and Authorized
                                        Signing Officer
August 11, 1998

                                  EXHIBIT INDEX


Exhibit Number    Description                                            Page #
--------------    -----------                                            ------

      10          Revolving Credit Agreement dated July 15, 1998          -21-

      27          Financial Data Schedule                                 -  -*


*In SEC EDGAR-filed document only