Form 10-Q
period 1998-09-30
TEAM AMERICA CORPORATION
filed 1998-11-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to

         Commission file number 0-21533

                            TEAM AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

              OHIO                                            31-1209872
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

     110 EAST WILSON BRIDGE ROAD                                 43085
         WORTHINGTON, OHIO
(Address of principal executive offices)                      (Zip Code)

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

                         Yes     X                  No
                               -----

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 1998 WAS 4,737,247.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                      PAGE
                                                                       NO.
                                                                       ---

Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended September 30, 1998 and 1997 (unaudited)                    -3-

      Consolidated Statements of Income -- Nine-month periods
      ended September 30, 1998 and 1997 (unaudited)                    -4-

      Consolidated Balance Sheets -- September 30, 1998 (unaudited)
        and December 31, 1997                                          -5-

      Consolidated Statements of Cash Flows -- Nine-month periods
      ended September 30, 1998 and 1997 (unaudited)                    -7-

      Consolidated Statement of Changes in Shareholders' Equity-
      Nine-month period ended September 30, 1998 (unaudited)           -8-

      Notes to Consolidated Financial Statements                       -9-

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        -10-

                           PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                              -19-

Signature                                                              -20-

Exhibit Index                                                          -21-


Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                            1998                       1997
                                                                                     (unaudited)
 REVENUES                                                          $     89,499,100              $    36,697,118

 DIRECT COSTS:
  Salaries and wages                                                     77,231,712                   31,764,551
  Payroll taxes, workers' compensation premiums,
     employee benefits and other                                          7,952,045                    3,235,718
                                                                      --------------               --------------

          Total direct costs                                             85,183,757                   35,000,269
                                                                      --------------               --------------

          Gross profit                                                    4,315,343                    1,696,849

 EXPENSES:
   Administrative salaries, wages and employment taxes                    2,001,527                      862,856
   Other general and administrative expenses                              1,365,089                      662,014
   Depreciation and amortization                                            372,849                       59,812
                                                                      --------------               --------------

          Total operating expenses                                        3,739,465                    1,544,682
                                                                      --------------               --------------

          Income from operations                                            575,878                      152,167

 OTHER INCOME                                                                13,391                      148,286
                                                                      --------------               --------------
         Income before income taxes                                         589,269                      300,453

 INCOME TAX EXPENSE                                                         356,000                      127,661
                                                                      --------------               --------------

          Net income                                               $        233,269              $       172,792
                                                                      ==============               ==============

          Earnings per share:
                          Basic                                    $           0.05              $          0.05
                                                                      ==============               ==============
                          Diluted                                  $           0.05              $          0.05
                                                                      ==============               ==============

          Weighted average shares outstanding:
                          Basic                                           4,746,590                    3,501,686
                                                                      ==============               ==============
                          Diluted                                         4,794,519                    3,501,686
                                                                      ==============               ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                           1998                         1997
                                                                                    (unaudited)
 REVENUES                                                          $    243,588,670              $    94,051,834

 DIRECT COSTS:
  Salaries and wages                                                    208,534,653                   80,605,444
  Payroll taxes, workers' compensation premiums,
     employee benefits and other                                         22,997,051                    8,537,646
                                                                      --------------               --------------

          Total direct costs                                            231,531,704                   89,143,090
                                                                      --------------               --------------

          Gross profit                                                   12,056,966                    4,908,744

 EXPENSES:
   Administrative salaries, wages and employment taxes                    5,854,641                    2,423,471
   Other general and administrative expenses                              3,882,132                    1,530,945
   Depreciation and amortization                                          1,081,365                      146,515
                                                                      --------------               --------------

          Total operating expenses                                       10,818,138                    4,100,931
                                                                      --------------               --------------

          Income from operations                                          1,238,828                      807,813

 OTHER INCOME                                                                92,140                      440,650
                                                                      --------------               --------------
         Income before income taxes                                       1,330,968                    1,248,643

 INCOME TAX EXPENSE                                                         850,000                      512,313
                                                                      --------------               --------------

          Net income                                               $        480,968              $       736,150
                                                                      ==============               ==============

          Earnings per share:
                          Basic                                    $           0.10              $          0.22
                                                                      ==============               ==============
                          Diluted                                  $           0.10              $          0.22
                                                                      ==============               ==============

          Weighted average shares outstanding:
                          Basic                                           4,730,239                    3,404,750
                                                                      ==============               ==============
                          Diluted                                         4,928,196                    3,404,750
                                                                      ==============               ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,             December 31,
                                                                          1998                       1997
                                                                       (unaudited)
                               ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents:
   Cash                                                             $     2,329,176            $    1,465,141
   Temporary cash investments                                             1,653,096                 4,484,367
  Short-term investments                                                    515,000                   515,000
  Receivables:
   Trade, net                                                             3,667,687                 1,509,583
   Employee advances                                                        277,417                   165,519
   Unbilled revenues                                                     11,213,469                 7,070,588
   Refundable income taxes                                                       --                   253,396
                                                                      --------------            --------------
         Total receivables                                               15,158,573                 8,999,086
  Prepaid expenses                                                          276,333                   216,685
  Deferred income tax asset                                                 107,000                   107,000
                                                                      --------------            --------------
         Total current assets                                            20,039,178                15,787,279

 PROPERTY AND EQUIPMENT, NET                                              1,717,252                   991,477

 OTHER ASSETS:
  Goodwill and non-compete agreements, net                               25,366,670                23,216,338
  Cash surrender value of life insurance policies                           584,500                   398,005
  Mandated benefit/security deposits                                        252,899                   329,251
  Deferred income tax asset                                                 159,000                   159,000
  Other assets                                                               65,731                   128,585
                                                                      --------------            --------------

       Total other assets                                                26,428,800                24,231,179
                                                                      --------------            --------------

       Total assets                                                 $    48,185,230            $   41,009,935
                                                                      ==============            ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,             December 31,
                                                                        1998                     1997
                                                                    (unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:

      Accounts payable                                          $        198,852            $      336,694
      Accrued compensation                                             9,360,204                 6,575,641
      Accrued payroll taxes                                            3,942,194                 2,484,735
      Accrued workers' compensation premiums                           2,367,324                 1,255,013
      Federal and state income taxes payable                             613,329                   160,000
      Other accrued expenses                                             209,424                   791,690
      Client deposits                                                    619,986                   544,330
      Capital lease obligation, current portion                           68,000                    10,128
                                                                  ---------------            --------------
            Total current liabilities                                 17,379,313                12,158,231
 CAPITAL LEASE OBLIGATION, net of current portion                         16,015                    18,941
 DEFERRED RENT                                                            62,084                    98,832
 DEFERRED COMPENSATION LIABILITY                                         552,341                   394,687
                                                                  ---------------            --------------
           Total liabilities                                          18,009,753                12,670,691
                                                                  ---------------            --------------
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY
 Preferred Stock:
    Class A, no par value; 500,000 shares authorized;                         --                        --
     none issued; (aggregate liquidation preference $0)
     Class B, no par value; 500,000 shares authorized;
     none issued                                                              --                        --
  Common Stock, no par value:
     Common Stock, 10,000,000 shares authorized
     4,863,433 and 4,730,716 shares issued; 4,746,622
     and 4,613,905 shares outstanding, respectively                   28,299,006                26,886,226
 Excess purchase price                                                  (83,935)                  (83,935)
 Retained earnings                                                     2,039,934                 1,558,966
                                                                  ---------------            --------------
                                                                      30,255,005                28,361,257
 Less - Treasury stock, 116,811 and 116,811 shares
     respectively, at cost                                              (79,528)                  (22,013)
                                                                  ---------------            --------------
           Total shareholders' equity                                 30,175,477                28,339,244
                                                                  ---------------            --------------

           Total liabilities and shareholders' equity           $     48,185,230            $   41,009,935
                                                                  ===============            ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                               1998                      1997


                                                                                        (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $       480,968          $       736,150
     Adjustments to reconcile net income to
     net cash provided by (used in) operating activities
       Depreciation and amortization                                            1,081,365                  146,515
       (Increase) decrease  in operating assets:
         Receivables                                                          (6,025,424)              (2,409,602)
         Prepaid expenses                                                        (56,418)                 (20.133)
         Mandated benefit/security deposits                                       112,510                 (17,850)
         Other                                                                     89,902                       --
       Increase (decrease) in operating liabilities:
         Accounts payable                                                       (139,497)                  108,695
         Accrued expenses and other payables                                    5,045,108                1,120,559
         Client deposits                                                         (13,960)                   32,794
         Deferred liabilities                                                     120,906                  106,723
                                                                            --------------           --------------
           Net cash provided by (used in) operating activities                    695,460                (196,149)
                                                                            --------------           --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                                     (905,630)                (413,782)
        Increases in cash surrender value of life insurance policies            (186,495)                (130,503)
        Decrease in short-term investments                                             --                1,798,680
        Acquisitions, net of cash obtained                                    (1,430,876)              (2,176,092)
                                                                            --------------           --------------
           Net cash provided by (used in) investing activities                (2,523,001)                (921,697)
                                                                            --------------           --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital lease obligation                                      (82,180)                  (8,395)
       Offering costs incurred                                                         --                 (20,580)
       Purchase of treasury stock                                                (57,515)                       --
                                                                            --------------           --------------
              Net cash used in financing activities                             (139,695)                 (28,975)
                                                                            --------------           --------------

              Net increase (decrease) in cash and cash equivalents            (1,967,236)              (1,146,821)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,949,508                8,100,520

                                                                            --------------           --------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     3,982,272          $     6,953,699
                                                                            ==============           ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                      Cash paid during the period for:


                                                      Interest            $        20,148          $         2,389
                                                                            ==============           ==============

                                                      Income Taxes        $       215,000          $       843,000
                                                                            ==============           ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998





                            Common   Stock         Treasury   Stock         Excess
                       ------------------------   --------------------     Purchase      Retained
                         Number         Value      Number       Value        Price       Earnings       Total
                       ------------------------------------------------------------------------------------------

 Balance                 4,730,716 $  26,886,226    116,811 $  (22,013)  $  (83,935)  $  1,558,966 $  28,339,244
   December 31, 1997

 Acquisitions              132,717     1,412,780        - -         - -          - -           - -     1,412,780



 Net Income                    - -           - -        - -         - -          - -       480,968       480,968


 Shares Repurchased            - -           - -   (11,000)    (57,515)          - -           - -      (57,515)

 Shares Issued upon
  Exercise of
  Stock Options              1,625           - -        - -         - -          - -           - -           - -
                       ------------------------------------------------------------------------------------------
 Balance                 4,865,058 $  28,299,006    127,811 $  (79,528)  $  (83,935)  $  2,039,934 $  30,175,477
                       ==========================================================================================
   September 30, 1997

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Unaudited Interim Consolidated Financial Statements
         The accompanying interim consolidated financial statements as of September 30, 1998 and for the three-month and nine-month periods then ended are unaudited. However, in the opinion of management these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 -- Accounting Policies
         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1997. Since December 31, 1997, the Company acquired PEO businesses in transactions accounted for as purchases. Intangible assets recorded as a result of these purchases was goodwill. Goodwill was recorded as the amount by which the consideration paid, including the value of stock issued and liabilities assumed, exceeded the fair market value of assets acquired. Goodwill is being amortized over a twenty-five year period.

NOTE 3 -- Earnings Per Share
         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                                   1998         1997             1998          1997
                                                 ----------------------        -----------------------
 Weighted Average Shares Outstanding             4,746,590    3,501,686        4,730,239     3,404,750
 Shares issuable upon the exercise of
   stock options, less shares repurchased
   from the proceeds                                                             150,028
 Shares earned but still in escrow
   from acquisitions                                47,929                        47,929
                                                 ----------------------        -----------------------
 Diluted shares outstanding                      4,794,519    3,501,686        4,928,196     3,404,750
                                                 ======================        =======================

NOTE 4 -- Supplemental Disclosure of Non-cash Financing and Investing Activities 132,717 shares of unregistered TEAM America Corporation Common Stock, valued at the closing price on the day preceding the closing date, $1,412,780 in total, were issued as part of the consideration for four acquisitions completed in 1998.

         5,000 shares of TEAM America Corporation Common stock were issued upon exercise of a stock option with an exercise price of $6.75. The exercise was accomplished through the delivery of 3,375 shares of TEAM America Common Stock owned by the option holder.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below.
         The following table sets forth results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 expressed as a percentage of revenues:



                                                THREE MONTHS ENDED                                NINE MONTHS
                                                   SEPTEMBER 30,                              ENDED SEPTEMBER 30,
                                               1998             1997                         1998             1997
                                               ----             ----                         ----             ----

 Revenues                                      100%             100%                         100%             100%
 Direct costs:
   Salaries and wages                          86.3             86.6                         85.6             85.7
   Payroll taxes, workers'
   compensation premiums,
   employee benefits and other
   costs                                        8.9              8.8                          9.4              9.1
            Gross profit                        4.8              4.6                            5              5.2
 Operating Expenses:
   Administrative salaries,
   wages and employment taxes                   2.2              2.3                          2.4              2.6
   Other selling general and
   administrative                               1.5              1.8                          1.6              1.6
 Depreciation and amortization                  0.4              0.1                          0.4              0.2
    Total operating expenses                    4.1              4.2                          4.4              4.4
 Other income                                     0              0.4                            0              0.5
   Income before taxes                          0.7              0.8                          0.6              1.3
 Provision for income taxes                     0.4              0.3                          0.4              0.5
   Net income                                   0.3              0.5                          0.2              0.8

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues increased 144% to $89,499,000 in the three months ended September 30,1998 from $36,697,000 in the three months ended September 30, 1997. Since September 8, 1997, the Company completed seven acquisitions of PEO's including three in the first quarter of 1998, and one in the second quarter of 1998. Revenues from the acquisitions accounted for over 58% of the revenues recorded in the third quarter of 1998.

DIRECT COSTS

         Total direct costs increased 143% to $85,184,000 in the three months ended September 30, 1998 from $35,000,000 in the three months ended September 30, 1997. Direct costs were 95.2% of total revenues in the third quarter of 1998 compared to 95.4% in the third quarter of 1997. The margin improvement derived from lower workers' compensation costs in the non-Ohio markets in the third quarter of 1998 as compared to the third quarter of 1997. In addition there was some margin benefit from the drop-offs on employment- related taxes in those regions where a flat % billing arrangement is used. Gross profit declined from 5.1% of revenues in the second quarter of 1998 to 4.8% of revenues in the third quarter of 1998 because of workers' compensation credits received by the Ohio operations in the second quarter which are not expected to recur in future quarters.

EXPENSES

         Administrative salaries, wages and employment taxes rose 131% to $2,002,000 in the three months ended September 30, 1998 from $863,000 in the three months ended September 30, 1997. These costs declined to 2.2% of total revenues in the third quarter of 1998 from 2.3% of total revenues in the third quarter of 1997. The increase in this expense category reflects the higher headcount from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues.
         Other selling, general and administrative expenses increased 106% to $1,365,000 in the three months ended September 30, 1998 from $662,000 in the three months ended September 30, 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new marketing and employee benefits literature for the acquired companies, travel and facilities costs.

Depreciation and amortization expense rose to $373,000 in the three months ended September 30, 1998 from $60,000 in the three months ended September 30, 1997. Depreciation expense for the quarter was $107,000 in 1998 compared to $40,000 in 1997 while amortization expense was $266,000 in 1998 compared to $20,000 in the second quarter of 1997.
 The increased depreciation expense resulted from the ongoing investment in computer equipment and software. The amortization expense is the 25 year amortization of goodwill and other intangibles arising from the eight acquisitions completed in 1997 and 1998.

INCOME FROM OPERATIONS

         Income from operations increased 278% to $576,000 in the three months ended September 30, 1998 from $152,000 in the three months ended September 30, 1997, primarily as a result of the expansion of the business through acquisitions.

OTHER INCOME

         Other income declined to $13,000 in the three months ended September 30, 1998 from $148,000 in the three months ended September 30, 1997. Other income is income from the investment of the $13,000,000 of proceeds from the IPO completed in December 1996. In the third quarter of 1997, the entire amount was invested in interest bearing accounts. By December 31, 1997 the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $2,100,000 at September 30, 1998 as a result of using the proceeds to acquire other PEO's.


INCOME TAX EXPENSE

         Income tax expense was $356,000 or 60% of income before taxes in the three months ended September 30, 1998 compared to $128,000 or 42% of income before taxes in the three months ended September 30, 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefited from the investment income, almost half of which was from tax-free municipal bonds.


NET INCOME AND EARNINGS PER SHARE

         As a result of the higher income tax expense, higher amortization expense and lower investment income, net income rose only 35% to $233,000 in the three months ended September 30, 1998 from $172,000 in the three months ended September 30, 1997.
         Basic and diluted earnings per share were $0.05 in the three months ended September 30, 1998 and $0.05 in the three months ended September 30, 1997. Average shares outstanding were 4,795,000 in the three months ended September 30, 1998 compared to 3,502,000 in the three months ended September 30, 1997 due to the shares issued for acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Revenues increased 159% to $243,589,000 in the nine months ended September 30, 1998 from $94,052,000 in the nine months ended September 30, 1997. Revenues from acquisitions contributed over 50% of the revenues recorded in the first nine months of 1998.

DIRECT COSTS

         Total direct costs increased 159% to $231,532,000 in the nine months ended September 30, 1998 from $89,143,000 in the nine months ended September 30, 1997. Direct costs increased to 95.0% of total revenues in the first nine months of 1998 up from 94.8% in the first nine months of 1997. Costs rose as a percentage of revenues for two reasons. First, the acquired companies have lower fees and margins than the core business. The second factor affecting margin is that the acquirees have more flat percentage fee arrangements with their clients, whereas this billing method was used infrequently in the core business where a weekly per head count fee is prevalent. The flat fee percentage results in lower margins in the first half of the year when certain costs, such as unemployment taxes, are highest. As these taxes reach their statutory maximums, costs decline but the flat percentage fee continues, resulting in higher margins in the second half of the year. Offsetting the higher costs in the acquired companies were workers' compensation credits in the Ohio business which are not expected to recur in the second half of 1998.

EXPENSES

         Administrative salaries, wages and employment taxes rose 142% to $5,855,000 in the nine months ended September 30, 1998 from $2,423,000 in the nine months ended September 30, 1997. These costs declined to 2.4% of total revenues in the 1998 period from 2.6% of total revenues in the 1997 period. The increase in this expense category reflects the staffing at the increased number of locations from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues.
         Other selling, general and administrative expenses increased 154% to $3,882,000 in the nine months ended September 30, 1998 from $1,531,000 in the nine months ended September 30, 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new marketing and employee benefits literature for the acquired companies, travel, professional fees and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new centralized payroll, HR and accounting software package is deployed and operating at all locations in 1999.
         Depreciation and amortization expense rose to $1,081,000 in the nine months ended September 30, 1998 from $147,000 in the nine months ended September 30, 1997. Depreciation expense increased as a result of the investment in computer equipment and software during the past year. Amortization expense is the 25 year amortization of goodwill and other intangibles arising from the acquisitions.

INCOME FROM OPERATIONS

         Operating income rose 53% to $1,239,000 in 1998 from $808,000 in 1997.
However, EBITDA which excludes the goodwill amortization expense of $820,000 in the 1998 period compared to only $ 33,000 in the 1997 period, increased 143% to $2,321,000 in the nine months ended September 30, 1998 from $954,000 in the nine months ended September 30, 1997.

OTHER INCOME

         Other income declined to $92,000 in the nine months ended September 30, 1998 from $441,000 in the nine months ended September 30, 1997. Other income is income from the investment of the $13,000,000 of IPO proceeds. Through September 30 ,1997, the entire amount was invested. By December 31, 1997, the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $2,100,000 at September 30, 1998 as a result of using the proceeds to acquire other PEO's.

INCOME TAX EXPENSE

         Income tax expense was $850,000 or 64% of income before taxes in the nine months ended September 30, 1998 compared to $512,000 or 41% of income before taxes in the nine months ended September 30, 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefited from the investment income, almost half of which was from tax-free municipal bonds.

NET INCOME AND EARNINGS PER SHARE

         As a result of the higher operating expenses, higher amortization expense and lower investment income, net income declined to $481,000 in the nine months ended September 30, 1998 from $736,000 in the nine months ended September 30, 1997.
         Basic and diluted earnings per share were $0.10 in the nine months ended September 30, 1998 and $0.22 in the nine months ended September 30, 1997. Average shares outstanding increased to 4,928,000 in the nine months ended September 30, 1998 compared to 3,405,000 in the nine months ended September 30, 1997 due to the shares issued for acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had a working capital surplus of $2,660,000. At December 31, 1997, the working capital surplus was $3,629,000. The change in working capital correlates with the use of funds to acquire four PEO's in 1998.
         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.
         Net cash provided by (used in) operating activities was $695,000 and ($196,000) for the nine month periods ended September 30, 1998 and 1997, respectively.

         The Company recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and the billing dates for client payroll periods that include the day the Company's accounting period ends. The amount of unbilled receivables, as well as accrued liabilities and client deposits, have increased with the growth of the Company.
         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining unconditional personal guarantees from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposits. As of September 30, 1998 and 1997, the Company held cash security deposits in the amounts of $620,000 and $544,000 respectively.
         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.
         Net cash used in investing activities was $2,523,000 and $922,000 for the nine month periods ended September 30, 1998 and 1997 respectively. The principal use of cash from investing activities was the purchase of additional computer equipment and software to support the growth of the business. Also, during 1998, $1,430,000 was paid toward the purchase of four PEO companies. In addition to the cash paid during the first half for acquisitions, 132,717 shares of TEAM America Common Stock were also issued and, without either an effective registration statement or an exemption from registration, these shares are unregistered restricted shares and cannot be sold for a one year period from the date of issuance.
         Two acquisitions were completed in the 1997 period for total cash paid of $2,176,000. 40,615 treasury shares and 504,000 newly issued unregistered shares were also used in these acquisitions. Short-term investments from funds raised in the December 1996 IPO were used for the cash portion of these acquisitions.
            In September 1998, the Company's Board of Directors approved a share repurchase of up to 200,000 shares of TEAM America Corporation common stock. In September 1998, 11,000 shares were repurchased at a cost of $57,000. In October 1998, an additional 46,000 shares were repurchased at a cost of $285,500.
         Financing activities are not material as the Company has no debt or significant leases.

         Presently, the Company has no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to continue to acquire other PEO companies unless it can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.
         In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. There were no borrowings under any revolving credit agreement thus far in 1998.
         The Company believes that the net proceeds from the sale of the common shares in December 1996 which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.
         The Company did not pay dividends in 1996, 1997, or thus far in 1998, and does not expect to pay a dividend in the foreseeable future.
         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

YEAR 2000

State of Readiness
------------------

         The Company's primary business is the delivery of payroll and HR services to a widely diverse and geographically dispersed small business clientele. The Company's data processing systems are integral and critical to the efficient and effective delivery of its services. More specifically, the Company relies on these systems for preparing and processing client payrolls, payroll tax filings, benefits plan activities, insurance costs and client invoicing.
         Beginning in 1996, the Company began developing a new system that would better meet the needs of a rapidly growing company and that would also improve client service and operational efficiency. This new system is TEAMDirect(TM). Although this systems project was not embarked upon to address the Year 2000 issue, the result of this project is that TEAMDirect(TM) has been designed to be Year 2000 compliant. The Company believes TEAMDirect(TM) is Year 2000 compliant in all respects. It is written on an Oracle 8 database engine. The Company has not specifically tested the system for Year 2000 compliance, but intends to do so in the first half of 1999.
         Since September 1997, the Company has acquired seven PEO's. These companies have operated on their own systems since being acquired. Their systems have not been evaluated for Year 2000 compliance because they will be converted to TEAMDirect(TM) before the year 2000.
         As of November 11, 1998, substantially all of the Company's original core business in Ohio has been converted to the new system.

Integration efforts are underway in four of the seven acquired locations and are expected to be underway in the remaining three locations by the end of November, 1998. All locations are expected to be on TEAMDirect(TM) by early 1999.
                  The Company believes it does not have any non-IT systems that would result in a material adverse impact to the Company if they are not Year 2000 compliant.
         The Company relies upon large regional banks to process its electronic and non-electronic banking and disbursement activities. It also contracts with large well-known national and regional insurance carriers to provide and/or administer its employee benefits plans and insurance programs. The Company has not specifically approached these institutions about their ability to handle the Company's business transactions in the Year 2000. If necessary, the Company believes it will have adequate time to switch to Year 2000 compliant provider, if there are any, prior to the end of 1999.
         The Company's customer base is primarily small businesses located throughout the Mid-west, South and Western regions of the United States. No one client is material to the Company's operations. The Company has not evaluated the extent of Year 2000 compliance by its customers.
         The Company is exploring alternative energy sources, such as diesel generators, at its main corporate facility where its TEAMDirect(TM) system is based, in case of utility service disruption. The Company also has the ability to process from remote backup locations over the internet, if the internet is operational in the Year 2000. The Company has not yet obtained cost estimates for the alternative energy sources. The Company believes that the disruption of utility services at any of its locations outside of its main corporate office would not have a material effect on its operations as long as internet or phone access is possible. The Company, however, has not addressed or evaluated the effects that disruption of phone service or internet service nationally or regionally would have on its operations.

Costs
-----
         The Company has not separately identified costs associated with Year 2000 compliance because it has not undertaken Year 2000 compliance as a specific project and has not employed outside consultants, etc. to address Year 2000 compliance. The Company believes that its development of TEAMDirect(TM) will result in its primary operating systems being Year 2000 compliant.

Risks of Failure
----------------
         The Company believes that if its primary operating system is not Year 2000 compliant, or if its banking and insurance vendors are not Year 2000 compliant, there would be significant material adverse consequences. The Company could have difficulty meeting its obligations to its clients to provide timely payrolls and administering employee benefits and insurance programs. This could result in lost business and/or significant increases in operating costs which may not be recoverable through price increases to our clients. The potential loss of business or increases in costs could have a material adverse effect on the financial condition and results of operations of the Company.

Contingency Plan
----------------
         As of November 1998, the Company has not yet developed a contingency plan to address needed actions in the event of failure of its systems or significant vendor systems to be Year 2000 compliant.

QUARTERLY RESULTS

The following table sets forth certain unaudited operating results of each of the eight consecutive quarters for the period ended September 30, 1998 which comprise all of the quarterly periods following the Company's initial public offering of its Common Stock in December 10, 1996.

The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

                                                                     QUARTER ENDED
                                      Dec. 31                Mar. 31                June 30              Sept. 30
                                         1996                   1997                   1997                  1997
                                         ----                   ----                   ----                  ----
 Revenues                             $25,762                $25,542                $31,812               $36,697
 Direct Costs:                         24,218                 24,143                 30,000                35,000
 Net Income:                              167                    232                    332                   173
 Earnings Per Share:
 Basic                                   $.07                   $.07                   $.10                  $.05
 Diluted                                 $.07                   $.07                   $.10                  $.05

                                      Dec. 31                Mar. 31                June 30              Sept. 30
                                         1997                   1998                   1998                  1998
                                         ----                   ----                   ----                  ----
 Revenues                             $61,812                $70,034                $84,107               $89,499
 Direct Costs:                         58,402                 66,624                 79,777                85,184
 Net Income:                              193                      1                    246                   233
 Earnings Per Share:
 Basic                                   $.04                   $.00                   $.05                  $.05
 Diluted                                 $.04                   $.00                   $.05                  $.05

AMOUNTS IN $000'S EXCEPT PER SHARE AMOUNTS


FORWARD-LOOKING INFORMATION

         Statements in the preceding discussion that indicate the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the securities and Exchange Commission, as the same may be amended from time to time.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.




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

                                          TEAM AMERICA CORPORATION




                                          /s/MICHAEL R. GOODRICH
                                          --------------------------------------
                                          Chief Financial Officer and Authorized
                                          Signing Officer
November 11, 1998

                                  EXHIBIT INDEX


Exhibit Number    Description                                               Page #
--------------    -----------                                               ------

      27          Financial Data Schedule                                    - -*






*In SEC EDGAR-filed document only