Form 10-K
period 1998-12-31
TEAM AMERICA CORPORATION
filed 1999-03-30
CIK 860235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of voting stock held by non-affiliates of registrant as of March 21, 1999 was approximately $10,645,355.

         There were 4,258,714 shares of the Registrant's Common Stock outstanding at March 1, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of the Stockholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         TEAM America Corporation (the "Company") is a Professional Employer Organization ("PEO") which was founded in 1986 and incorporated in Ohio in 1987. The Company through its subsidiaries provides comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their human resource responsibilities and enabling them to focus on their core competencies. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employer liability protection, payroll and payroll tax administration, and placement services. The Company provides such services by establishing an employment relationship with the worksite employees of its clients, contractually assuming substantial employer responsibilities with respect to worksite employees, and instructing its clients regarding employment practices. While the Company becomes the legal employer for most purposes, the client remains in operational control of its business.

         The Company has expanded its business through acquisitions. As of December 31, 1998, the Company provided professional employer services to approximately 1,450 clients and approximately 14,000 worksite employees, located in the midwestern, northwestern/intermountain, mid-south and western regions of the United States. This compares with 241 clients and 3,646 worksite employees, primarily all located in Ohio at December 31, 1996.

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

GROWTH STRATEGY

         The Company intends to further strengthen its position in various U.S. markets by pursuing the following business strategies:

         Deliver High-Quality Services and Expand Client Base. By offering a broad range of high-quality services, the Company believes it is attractive to employers who are seeking a single-source solution to their human resource needs. The Company intends to continue to focus on providing high-quality, value-added services as a means to differentiate itself from competitors. Certain PEOs compete primarily by offering comparatively lower-cost health and workers' compensation coverage to high risk industries or by providing principally basic payroll and payroll tax administration with only limited additional services. In contrast, the Company provides comprehensive and integrated human resource management to clients who are selected after performing a risk management assessment. The Company believes that its strategy of emphasizing the quality and breadth of its services results in lower client turnover and more consistent growth and profits than the strategy of certain PEOs which compete by offering comparatively lower-cost coverage or limited services.

         Increase Penetration of Existing Markets. The Company believes that additional market penetration in established markets offers significant growth potential. The Company believes that less than 2.0% of the total number of businesses having more than 20 and fewer than 500 employees are in a PEO relationship. In established markets, the Company's ability to achieve its growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in its marketing efforts than in new markets. The Company intends to capitalize on these advantages and to achieve higher penetration in its existing markets by hiring additional sales personnel and improving sales productivity. In addition, the Company intends to continue its advertising and promotional efforts in order to educate the market place regarding the quality and breadth of the Company's services and the benefits of "partnering in employment" through outsourcing the human resource function. The Company believes that increasing its penetration in existing markets will allow the Company to leverage its current economies of scale, thereby increasing its cost effectiveness and profit margins.

         Expand Through Acquisitions. The PEO industry is highly fragmented, with in excess of 2,500 companies providing PEO services in 1998 according to industry sources. Accordingly, the Company believes significant opportunities for consolidation exist in the PEO industry. The Company believes that this industry consolidation will be driven by growing human resource, legal and regulatory complexities, increasing capital requirements, and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to look for opportunities to expand in its current markets by acquiring the accounts of competitors in what the Company refers to as "fold in" acquisitions, and possibly to enter selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. The Company has identified certain fundamental attributes which characterize attractive markets such as (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, and (v) a high concentration of small to medium-sized businesses.

         The Company completed four acquisitions of PEO businesses in 1997 and five in 1998. See "Business -- Acquisitions."

         Develop Proprietary Information Systems. The Company will continue to develop its proprietary information systems which will enable the Company to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services. The Company also believes it may be able to derive revenues from the licensing to, or as a service bureau to, other PEOs using its proprietary system. See "Information Technology."

         Target Selected Clients in Growth Industries. The Company attempts to target, and tailors its services to meet the needs of, businesses with between 5 and 500 employees in industries which the Company believes have the potential for significant growth. As of December 31, 1998, the Company's clients had an average of approximately 10 worksite employees. The Company believes that its targeted businesses are likely to (i) desire the wide range of employee benefits offered by the Company, (ii) recognize the burden of their human resource administration costs, (iii) experience greater employment-related regulatory burdens, and (iv) be more financially stable. In addition, the Company believes that targeting such businesses results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

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

         On September 8, 1997, the Company acquired Workforce Strategies, Inc. ("Workforce") for approximately $8,081,000, consisting of the issuance of 494,516 shares of the Company's Common Stock valued at $8.50 per share, $3,877,775 in cash, and options to purchase 176,037 shares of the Company's Common Stock at $8.50 per share (the "Workforce Acquisition"). Workforce was a PEO with approximately 1,800 worksite employees and was headquartered in Lafayette, California. Workforce merged with and into TEAM America of California, Inc., a wholly-owned subsidiary of the Company, on September 8, 1997.

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

         On October 31, 1997, the Company acquired Aspen Consulting Group, Inc. ("Aspen") for approximately $10,000,000, consisting of the issuance of 727,273 shares of the Company's Common Stock valued at $11.00 per share and $2,000,000 in cash (the "Aspen Acquisition"). Aspen was a PEO with approximately 3,000 worksite employees located in Idaho, Montana, Utah and Oregon. TEAM America of Idaho, Inc., a wholly-owned subsidiary of the Company, merged with and into Aspen on October 31, 1997. Aspen has been renamed TEAM America West, Inc.

         On January 2, 1998, the Company acquired Staff-Link, Incorporated ("Staff-Link") and The Cardinal Group, Inc. ("Cardinal") for approximately $1,050,000, consisting of the issuance of 84,050 shares of the Company's Common Stock valued at $10.00 per share, and $210,000 in cash (the "Staff-Link Acquisition"). Staff-Link and Cardinal were PEOs located in Tennessee, Alabama, and Mississippi which combined had a total of approximately 800 worksite employees. Staff-Link merged with and into TEAM America Mid-South, Inc., a wholly-owned subsidiary of the Company, and Cardinal merged with and into TEAM America of Tennessee, Inc., a wholly-owned subsidiary of the Company, on January 2, 1998. Staff-Link has been renamed TEAM America Mid-South, Inc. and Cardinal was renamed Team America of Tennessee, Inc.

         On March 1, 1998, the Company acquired Paymaster, Inc. ("Paymaster") for approximately $625,000, consisting of the issuance of 52,500 shares of the Company's Common Stock valued at $10.00 per share, and $100,000 in cash (the "Paymaster Acquisition"). Paymaster was a PEO located in Utah with approximately 500 worksite employees. Paymaster has been renamed TEAM America of Utah, Inc.

         On March 15, 1998, the Company acquired Company 1, Inc. ("Company 1") for approximately $115,350, consisting of the issuance of 9,228 shares valued at $10.00 per share, and $23,070 in cash (the "Company 1 Acquisition"). Company 1 was a PEO located in Montana with approximately 200 worksite employees. Company 1 has been renamed TEAM America of Montana, Inc.

         On April 1, 1998, the Company acquired the customer accounts and other certain assets and assumed certain capital lease and other obligations of Employee Services Management LLC ("ESM") for $1,250,000 in cash and 21,429 shares valued at $14.00 per share (the "ESM Acquisition"). An additional 89,286 shares are issuable in the future upon the attainment of certain earnings criteria prior to December 31, 2000. ESM was a PEO located in Redmond, Oregon with approximately 850 worksite employees.

         On December 1, 1998, the Company acquired certain customer accounts of On Call Human Resource Professionals, Inc. ("On Call") for a cash payment of $440,000 (the "On Call Acquisition"). The final purchase price for the On Call accounts will be based upon a multiple of actual gross profit realized from the On Call accounts in 1999. The balance of the purchase price will be payable in 2000 and 2001. On Call was a PEO located in San Diego, California with approximately 1,000 worksite employees.

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

         Placement Services. As a part of its overall employment relationship, the Company assists its clients in their efforts to hire new employees. The Company charges for advertising such positions to its client. As a result of the Company's advertising volume and contracts with newspapers and other media, the Company is able to place such advertisements at significantly lower prices than those available to the Company's clients. In addition, in some cases, the Company does not have to place such advertisements because it already has multiple qualified candidates in a job bank or pool of candidates. The Company interviews, screens and pre-qualifies candidates based on criteria established in a job description prepared by the Company with the client's assistance and performs background checks. In addition, depending on the needs of the client, the Company tests worksite employees for skills, health, and drug-use in accordance with state and federal laws. Following the selection of a candidate, the Company completes all hiring paperwork and, if the employee is eligible, enrolls the employee in the Company's benefit programs. The Company believes that its unique approach in providing such services gives the Company a significant advantage over its competitors. Such services also enable the Company to reduce its administrative expenses and employee turnover and to avoid hiring unqualified or problem employees.

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

         Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) advertising associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee.

         The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), which fixed fee or percentage is negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. In addition to the items noted above, each client must pay a one-time enrollment fee. Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all.

         At December 31, 1998, the Company served approximately 1,450 clients and approximately 14,000 worksite employees resulting in an average of 10 worksite employees per client. No single client accounted for more than 10% of the Company's revenues for the twelve months ended December 31, 1998. As a result of acquisitions in 1997 and 1998, the Company's clientele is more geographically diverse. In 1996, approximately 94% of the Company's client base was located in Ohio. At December 31, 1998, less than 40% of the worksite employees are located in Ohio. The Company's client base is broadly distributed throughout a wide variety of industries. The Company's clientele is heavily weighted towards professional, service, light manufacturing and non-profit businesses. The Company's exposure to higher workers' compensation claims businesses such as construction and commercial is less than 25% of its total business.

         The Company has benefited from a high level of client retention, resulting in a significant recurring revenue stream. The attrition that the Company has experienced has typically been attributable to a variety of factors, including (i) sale or acquisition of the client, (ii) termination by the Company resulting from the client's inability to make timely payments, (iii) client business failure or downsizing, and (iv) client nonrenewal due to price or service dissatisfaction. The Company believes that the risk of a client terminating its relationship with the Company decreases substantially after the client has been associated with the Company for over one year because of the client's increased appreciation of the Company's value-added services and the difficulties associated with a client reassuming the burdens of being the sole employer. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with the Company's services or to retain the services of a competitor.

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

         The Company's sales and marketing strategy is to achieve higher penetration in its existing markets by hiring additional sales personnel and increasing sales productivity. Currently, the Company generates sales leads from two primary sources, referrals and direct sales efforts. These leads result in initial presentations to prospective clients. The Company's sales executives gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. The Company performs a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength, and workers' compensation, and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Management believes that its stringent underwriting procedures greatly reduce the controllable costs and liability exposure of the Company. In addition, the Company believes that the application of such underwriting guidelines is in part responsible for the Company's high rate of client retention.

         Once a prospective client accepts the Company's proposal, the new client is quickly incorporated into the Company's system by a "client service team" consisting of one of the Company's client service directors, a CSR and a client service administrator. The client service team is responsible for administering the client's personnel and benefits, coordinating the Company's response to client needs for administrative support and responding to any questions or problems encountered by the client.

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

         Since October 1995, the Company has been developing an integrated information system based on client-server technology using an Oracle(TM) relational database. The Company's new system, called TEAMDirect(TM), will allow clients to enter and submit payroll data via modem and over the internet. The new system will also be used to store and retrieve information regarding all aspects of the Company's business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. As of March 1, 1999, the Company's operations in Ohio, Idaho, Montana, Utah, and Michigan are utilizing TEAMDirect(TM). The remaining locations in California, Tennessee and Oregon are expected to be on TEAMDirect(TM) by mid-1999. The Company believes that this system will be capable of being upgraded and expanded to meet the needs of the Company for the foreseeable future.

         The Company has demonstrated this system at industry conferences and advertised it in industry publications. Based on initial receptivity and interest in this product, the Company believes it will be able to deliver the product to third parties under licensing arrangements (to larger PEOs) or under a service bureau arrangement (to smaller PEOs). The Company does not anticipate revenue activity, if any, from software licensing or service bureau activities until late 1999.

COMPETITION

         The PEO industry is highly fragmented, with in excess of 2,500 companies currently providing PEO services, mostly in a single market or region. The Company's competitors include traditional in-house human resource departments and other PEOs. The Company also competes with providers of unbundled employment-related services such as payroll processing firms, human resource consultants, and workers compensation and unemployment administrators. Certain of such companies, many of which have greater financial and other resources than the Company, are seeking to enter the professional employer services market. The Company believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The Company believes that service quality, name recognition, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry.

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

CORPORATE EMPLOYEES

         As of December 31, 1998, the Company had 170 corporate employees at its headquarters in Worthington, Ohio and at its offices around the country.

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

         Employee Benefit Plans. The Company offers various employee benefit plans to its worksite employees, including 401(k) plans, cafeteria plans, group health plans, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to the Company's corporate employees.

         Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) plan was audited for the year ended December 31, 1992, and as a part of that audit, the IRS regional office has asked the IRS national office to issue a Technical Advise Memorandum ("TAM") regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to the Company's 401(k) plan or cafeteria plan. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations. If such conclusion were applied retroactively, then employees' vested account balances could become taxable immediately, the Company would lose its tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) was proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the confusion and uncertainty surrounding these issues currently. H.R. 1891 did not become legislation in 1998. It is to be reintroduced in 1999 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and if it does, what changes, if any, may be required of the Company's existing benefit plans in order to comply with its provisions.

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

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) was proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the confusion and uncertainty surrounding these issues currently. H.R. 1891 did not become legislation in 1998. It is to be reintroduced in 1999 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and if it does, what changes, if any, may be required of the Company's existing benefit plans in order to comply with its provisions.

         Dependence Upon Key Personnel. The Company is dependent to a substantial extent upon the continuing efforts and abilities of Kevin T. Costello, the Company's President and Chief Executive Officer. The Company has entered into an employment agreement with Mr. Costello. The loss of the services of Mr. Costello could have a material adverse effect upon the Company's financial condition and results of operations. The Company maintains a key-man life insurance policy on the life of Mr. Costello.

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

         Risks Associated With Expansion Into Additional States. The Company has offices in California, Florida, Idaho, Illinois, Michigan, Montana, Ohio, Oregon, Tennessee and Utah. In the event that the Company determines to offer its services to prospective clients in a state in which the Company has not previously operated, the Company, in order to operate effectively in such new state, will have to obtain all necessary regulatory approvals, achieve acceptance in the local market, and adapt its procedures to the state's regulatory requirements and local market conditions. The length of time required to obtain regulatory approval to begin operations will vary from state to state, and there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state in which it is not currently operating, that it will be able to provide the full range of services currently offered in its existing markets, or that it will be able to operate profitably within the regulatory environment of any state in which it does obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. See "Industry Regulation." Moreover, as the Company expands into additional states, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Ohio market.

         Risk of Loss From Client Nonpayment of Direct Costs. For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, the Company's financial condition and results of operations could be adversely affected. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments to be made by wire transfer, immediately available funds or Automated Clearing House ("ACH") transfer. With respect to ACH transfers, the Company is obligated to pay the client worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself when it deems necessary by obtaining unconditional personal guaranties from the owners of clients and/or a cash security deposit, bank line of credit or pledge of certificates of deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although the Company historically has not incurred significant bad debt expense, in each payroll period the Company has a nominal number of clients who fail to make timely payment prior to the Company's delivery of the payroll. The Company's bad debt expense for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $9,748, $0, $0, $35,653, and $40,773, respectively, however, there can be no assurance that the Company's bad debt expense will not increase in the future.

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

         Potential Legal Liability; Insurance. As an employer, the Company from time to time may be subject in the ordinary course of its business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although the Company carries $2 million of general liability insurance and employment practices liability insurance in the amount of $10 million per occurrence with a $250,000 deductible, there can be no assurance that any such insurance carried by the Company or its providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints or that sufficient insurance will be available to the Company or such providers in the future on satisfactory terms, if at all. If the insurance carried by the Company or its providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then the Company's business and financial condition could be materially adversely affected.

         Competition and New Market Entrants. The PEO industry is highly fragmented, with in excess of 2,500 companies providing PEO services in 1998 according to industry sources. The Company encounters competition from other PEOs and from single-service and "fee-for-service" companies such as payroll processing firms, insurance companies and human resource consultants. The Company may encounter substantial competition from new market entrants. Some of the Company's current and future competitors may be significantly larger, have greater name recognition and have greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete effectively against such competitors in the future. See "Business -- Competition."

         Control By Principal Shareholders; Voting Agreement. On January 1, 1999, Richard C. Schilg, Kevin T. Costello, Steven Cash Nickerson, Byron G. McCurdy and Terry McCurdy (collectively, the "Voting Group") entered into a voting agreement (the "Voting Agreement"). The Voting Agreement requires that each member of the Voting Group vote their shares of the Company for certain persons nominated to be directors of the Company. Further, the Voting Agreement restricts members of the Voting Group from: (i) soliciting proxies in opposition to any recommendation of the Company's Board of Directors; (ii) initiating or participating in any group which proposes, without the support of the Board of Directors, any change in control of the Company; or (iii) taking any action which would hinder Kevin Costello's capacity to operate and function as the Chief Executive Officer of the Company. As of March 1, 1999, the Voting Group beneficially owned an aggregate of 2,075,108 shares of Common Stock constituting approximately 48.7% of the outstanding Common Stock. Accordingly, the Voting Group will be in a position to effect the management and policies of the Company in general, and to influence the outcome of corporate transactions or other matters submitted to the Company's shareholders for approval, including the election of directors, mergers, acquisitions, consolidations or the sale of substantially all of the Company's assets.

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

         Quarterly Fluctuations in Operating Results. Historically, the Company's quarterly operating results have fluctuated significantly as a result of a number of factors, including the timing and number of new client agreements and terminations thereof, none of which can be predicted with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."

         Shares Eligible For Future Sale; Possible Adverse Effect on Market Price. At March 1, 1999, the Company had 4,258,714 shares of the Company's Common Stock outstanding. Of these shares, 2,129,071 shares are held by nonaffiliates of the Company and are freely tradable without restriction or further registration under the Securities Act or eligible for resale under the provisions of Rule 144 under the Securities Act. The holders of the remaining 2,129,643 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144 or Rule 145 under the Securities Act. Additionally, as of March 1, 1999, the Company had outstanding options to purchase 1,360,203 shares of the Company's Common Stock at a weighted average price of $8.75, of which options for 310,448 shares of the Company's Common Stock were exercisable as of March 1, 1999 at a weighted average exercise price of $8.63.

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

         In addition, Section 1701.831 of the Ohio Revised Code contains provisions that require shareholder approval of any proposed "control share acquisition" of any Ohio corporation at any of three ownership thresholds: 20%, 33-1/3% and 50%; and Chapter 1704 of the Ohio Revised Code contains provisions that restrict certain business combinations and other transactions between an Ohio corporation and interested shareholders. See "Description of Capital Stock."

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

ITEM 2.  PROPERTIES.

         The Company leases office facilities in Ohio, Michigan, Florida, Illinois, California, Idaho, Utah, Montana and Oregon. The Company's headquarters are located in a suburb of Columbus, Ohio in a leased building that houses the Company's executive offices and PEO operations for central Ohio worksite employees. The Company's other offices are used to service its local PEO operations and are also leased. The Company believes that its current facilities are adequate for its current needs and that additional suitable space will be available as required.

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


               CALENDAR PERIOD                                              COMPANY COMMON STOCK
-------------------------------------------------                      --------------------------------
                                                                         High                   Low
   Fiscal 1996:
      Fourth Quarter (December 10 to December 31)                       $12.25                $11.00

   Fiscal 1997:
      First Quarter                                                     $11.25                $ 9.25
      Second Quarter                                                    $10.25                $ 6.75
      Third Quarter                                                     $11.00                $ 7.13
      Fourth Quarter                                                    $11.75                $ 9.50

   Fiscal 1998:
      First Quarter                                                     $17.50                $ 9.50
      Second Quarter                                                    $14.00                $10.00
      Third Quarter                                                     $10.44                $ 5.00
      Fourth Quarter                                                    $ 7.50                $ 4.13

   Fiscal 1999:
      First Quarter (through March 23, 1999)                            $ 6.50                $ 4.00

         The number of record holders of the Company's Common Stock, as of March 23, 1999, was 153. The closing sales price of the common stock on March 23, 1999, was $4.75.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected historical financial data for the Company should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data set forth below with the respect to the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998 are derived from audited consolidated financial statements.

                                                                          YEAR ENDED DECEMBER  31,
                                                    -----------------------------------------------------------------

                                                        1998         1997         1996         1995          1994
                                                        ----         ----         ----         ----          ----

                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AND STATISTICAL DATA)

Statement of Operations Data:
Revenues                                              $339,958     $155,864      $95,468      $74,921       $56,070
Direct costs:
   Salaries and wages                                  291,615      134,532       81,262       63,502        47,602
   Payroll taxes, workers' compensation
   premiums, employee benefits and other                31,576       13,013        8,763        7,594         5,578
                                                      --------     --------      -------      -------       -------

Gross profit                                            16,767        8,319        5,443        3,825         2,890

Operating expenses:
   Administrative salaries, wages and
       employment taxes                                  7,756        4,201        2,741        2,013         1,428
   Other selling, general and administrative
       expenses                                          5,760        2,623        1,560        1,039           857
   Depreciation and amortization                         1,483          433          125          159           116
                                                      --------     --------      -------      -------       -------

   Total operating expenses                             14,999        7,257        4,426        3,211         2,401
                                                      --------     --------      -------      -------       -------

Operating income                                         1,768        1,062        1,017          614           489
Other income (expenses), net                               135          540           65          (77)          (37)

Income before taxes                                      1,903        1,602        1,082          537           452
Income tax expense (benefit)                             1,221          672          458          247           182
                                                      --------     --------      -------      -------       -------

Net income                                            $    682     $    930      $   624      $   290       $   270
                                                      ========     ========      =======      =======       =======

Earnings per common share                                $0.14        $0.26        $0.29        $0.14         $0.14
   Basic                                                 $0.14        $0.25        $0.29        $0.14         $0.14
   Diluted shares
Weighted average shares outstanding                      4,733        3,641        2,160        2,130         1,920
   Basic                                                 4,893        3,700        2,160        2,130         1,920
   Diluted

Statistical Data:                                      $23,800      $23,396      $23,946      $21,566       $18,419
Average gross payroll per employee                      14,000       10,500        3,646        3,141         2,748
Worksite employees at period end                         1,450        1,050          241          184           168
Clients at period end
Average number of worksite employees per
   client at period end                                    9.7           10         15.1         17.1          16.4

Gross profit margin                                        4.9%         5.4%         5.7%         5.1%          5.2%


                                                                              DECEMBER 31,
                                                    -----------------------------------------------------------------

                                                        1998         1997         1996          1995          1994
                                                        ----         ----         ----          ----          ----

Balance Sheet Data:
Working capital (deficit)                              $ 2,055      $ 3,629      $13,484       $  (73)       $ (263)
Total Assets                                            47,540       41,010       19,899        4,986         3,847
Long-term obligations and
     redeemable preferred stock                            513          512          386          364           329
Total shareholders' equity (deficit)                    30,177       28,339       14,147          212          (105)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The table below sets forth results of operations for the years ended December 31, 1998, 1997 and 1996 expressed as a percentage of revenues:


                                                                        As Percent of Revenues Year Ended December 31,
                                                                        ----------------------------------------------

                                                                             1998             1997             1996
                                                                             ----             ----             ----

REVENUES                                                                     100.0%          100.0%           100.0%

DIRECT COSTS:

    Salaries and wages                                                        85.8            86.3             85.1

    Payroll taxes, worker's compensation premiums,
    employee benefits and other costs                                          9.3             8.3              9.2
                                                                             -----           -----            -----

        Gross profit                                                           4.9             5.4              5.7

OPERATING EXPENSES:

    Administrative salaries, wages and employment taxes                        2.3             2.7              2.9

    Other selling, general and administrative                                  1.7             1.6              1.6

    Depreciation and amortization                                              0.4             0.3              0.1
                                                                             -----           -----            -----

        Total operating expenses                                               4.4             4.6              4.6

OPERATING INCOME                                                               0.5             0.8              1.1

    Other income (expense), net                                                 --             0.3              0.1

    Income before taxes                                                        0.6             1.1              1.2

    Provision for income taxes                                                 0.4             0.4              0.5
                                                                             -----           -----            -----

NET INCOME                                                                     0.2             0.7              0.7
                                                                             =====           =====            =====

OVERVIEW

         Reference should be made to the notes to Consolidated Financial Statements for further information concerning revenue recognition and other related information.

         The Company's primary direct costs are salaries and wages of worksite employees, federal and state employment taxes, workers' compensation premiums, premiums for employee benefits and other associated costs. The Company may significantly affect its gross profit margin by effectively managing its employment risks, including workers' compensation and state unemployment costs, as described below. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control the costs of claims, lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, the Company controls benefit plan costs by attempting to prevent fraud and abuse. Other risk management programs of the Company include effectively processing workers' compensation and unemployment claims and aggressively contesting suspicious or improper claims. The Company also reduces its employment related risks by procuring employment practices liability coverage from an insurance carrier unrelated to the Company. The policy has $10,000,000 per occurrence and aggregate limits and a $250,000 deductible. The Company believes that such risk management efforts increase the profitability of the Company by reducing the Company's liability exposure and by increasing the value of the Company's services to its clients.

         Workers' compensation costs include administrative costs and insurance premiums related to the Company workers' compensation coverage. With respect to worksite employees located in Ohio, the Company pays premiums into the Ohio Bureau of Workers' Compensation state fund. With respect to its worksite employees located outside of Ohio, the Company maintains workers' compensation insurance policies generally with private insurance companies in accordance with the applicable laws of each state in which the Company has worksite employees. The cost of contesting workers' compensation claims is borne by the Company and is not passed through directly to the Company's clients.

         Worksite employees of the Company currently reside in approximately 35 states, resulting in the payment by the Company of unemployment taxes in each of such states. Such taxes are based on rates which vary from state to state. Employers are generally subject to established minimum rates, however, the aggregate rates payable by an employer are affected by the employer's claims history. The Company controls unemployment claims by aggressively contesting unfounded claims and placing laid off worksite employees with other clients whenever possible.

         The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, insurance, general office expenses, legal and accounting fees and other operating expenses.

         Between September 1, 1997 and April 1, 1998, the Company acquired seven competitor PEO companies located outside of Ohio. A PEO located within Ohio was acquired in March 1997 and a PEO located in San Diego, California was acquired in December 1998. All of these acquisitions were accounted for as purchases for accounting purposes. Accordingly, the revenues and expenses of these acquired businesses are included in the income statements of the Company only from the date of acquisition forward and impact comparisons of results from 1998 to 1997.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

         Revenues increased 118% to $339,958,000 for the year ended December 31, 1998 from $155,864,000 for the year ended December 31, 1997. Revenues from the businesses acquired in 1998 and 1997 were nearly 60% of total revenues in 1998. If the nine businesses acquired in 1997 and 1998 had been acquired as of January 1, 1997 total revenues in 1998 would have been $357,882,000 which would have been an increase of 33% over pro forma 1997 revenues of $269,387,000.

DIRECT COSTS

         Total direct costs increased 119% to $323,191,000 in 1998 from $147,545,000 in 1997. Direct costs increased to 95.1% of total revenues in 1998 from 94.6% of total revenues in 1997. The decline in margin is the result of lower fees and margins in the acquired businesses. The Company's core business, located primarily in Ohio, has historically had margins in excess of 5%. Margins in the acquired businesses outside of Ohio were 4% in 1998. The Company views the lower fees and margins in the acquired businesses as opportunity for future profitability improvement.

EXPENSES

         Administrative salaries, wages and employment taxes rose 85% to $7,756,000 in 1998 from $4,201,000 in 1997. These costs declined to 2.3% of total revenues in 1998 from 2.7% of total revenues in 1997. The increase in this expense category reflects the staffing at the increased number of locations from the acquisitions. However, the acquired entities had lower expenses as a percentage of revenues leading to the decline as a percentage of revenues.

         Other selling, general and administrative expense increased 120% to $5,760,000 in 1998 from $2,623,000 in 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new marketing and employee benefits literature for the acquired companies, travel, professional fees and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new centralized payroll, HR and accounting software package is deployed and operating at all locations in 1999.

         Depreciation and amortization expense rose to $1,483,000 in 1998 from $433,000 in 1997. Depreciation expense increased as a result of the acquisition of computer equipment and software during the past year. Amortization expense is the amortization of goodwill and other intangibles arising from the acquisitions.

INCOME FROM OPERATIONS

         Operating income rose 67% to $1,768,000 in 1998 from $1,061,000 in 1997. However, EBITA which excludes the goodwill amortization expense of $1,171,000 in the 1998 period compared to only $247,000 in the 1997 period, increased 125% to $2,939,000 in 1998 from $1,308,000 in 1997.

OTHER INCOME

         Other income declined to $135,000 in 1998 from $547,000 in 1997. Other income is income from the investment of the $13,314,000 of IPO proceeds. Through September 30, 1997, the entire amount was invested. By December 31, 1997, the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $1,481,000 at December 31, 1998 as a result of using the proceeds to acquire competitors.

INCOME TAX EXPENSE

         Income tax expense was $1,221,000 or 64% of income before taxes in 1998 compared to $672,000 or 42% of income before taxes in 1997. Income tax expense rose as a percent of pre-tax income in 1998 because the goodwill amortization is not a deductible expense for tax purposes. The tax provision in 1997 also benefited from the investment income, almost half of which was from tax-free municipal bonds.

NET INCOME AND EARNINGS PER SHARE

         As a result of higher operating expenses, higher amortization expense and lower investment income, net income declined to $682,000 in 1998 from $930,000 in 1997.

         Basic and diluted earnings per share were $.14 in 1998. Basic earnings per share were $.26 and diluted earnings per share were $.25 in 1997. Average shares outstanding for diluted earnings per share increased to 4,893,000 in 1998 compared to 3,700,000 in 1997 due to the shares issued for acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Revenues were $155,900,000 for the year ended December 31, 1997 compared to $95,500,000 for the year ended December 31, 1996, an increase of over 63%. Revenues from the four companies acquired in 1997 were approximately $39,000,000, representing nearly 2/3 of the growth in revenues. The remainder of the growth in revenues was internally generated growth which equates to approximately a 22% growth rate. The internal growth in revenues trailed the internal growth rate in the number of employees, which was nearly 30%, due to the timing of new client sign-ups, more of which occurred in the second half of 1997.

DIRECT COSTS

         Salaries and wages of worksite employees were $134,500,000 for the year ended December 31, 1997, a 65% increase over 1996's salaries and wage expense of $81,300,000. Payroll taxes, workers' compensation, etc. rose to $13,000,000 for the year ended December 31, 1997 from $8,800,000 in the prior year, a 48% increase. Salaries and wages expense rose to 86.3% of total revenues in 1997 from 85.1% in 1996 while payroll taxes, workers' compensation and other direct costs declined to 8.3% of total revenues in 1997 due to the impact of the acquired businesses which have a lower margin and fee structure. The other direct costs declined as a percent of income due to lower workers' compensation costs in Ohio.

         Gross profit declined from 5.7% in 1996 to 5.4% in 1997 due to the lower margins in the acquired businesses.

EXPENSES

         Administrative salaries, wages and employment taxes increased to $4,200,000 in 1997 from $2,700,000 in 1996, a 55% increase. These expenses declined as a percent of revenues from 2.9% in 1996 to 2.7% in 1997 due to lower personnel costs in the acquired entities.

         Other selling, general and administrative expenses increased 63% to $2,600,000 in 1997 from $1,600,000 in 1996 and increased to 1.7% of revenues in 1997 from 1.6% in 1996. These increases reflect the increase in legal and professional expenses as a public company and increased expenses to support the acquisition activity.

         Depreciation and amortization increased to $433,000 in 1997 from $125,000 in 1996. Amortization of intangibles related to acquisitions completed in 1997 accounted for nearly $250,000 of the increase in this expense.

OTHER INCOME

         Interest income increased to $547,000 in 1997 from $88,000 in 1996. The investment of the $13,314,000 of proceeds from the December 1996 initial public offering provided most of this increase.

INCOME TAX EXPENSE

         Income tax expense increased from $458,000 in 1996 to $672,000 in 1997 and declined slightly from 42.3% of pre-tax income to 42% due to the impact of tax-exempt interest income in 1997 offset by nondeductible goodwill amortization from acquisitions.

NET INCOME AND EARNINGS PER SHARE

         Net income increased 49% to $930,000 in 1997 from $624,000 in 1996 as a result of the growth in the business and the interest income from the investment of the IPO proceeds offset by lower margins from acquired businesses. Earnings per share declined from $.29 per share for basic and diluted earnings per share in 1996 to $.26 for basic earnings per share and $.25 for diluted earnings per share in 1997 due to the increase in shares outstanding resulting from the December 1996 IPO and the issuance of 1,163,000 shares for acquisitions in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had a working capital surplus of $2,055,000. At December 31, 1997, the working capital surplus was $3,629,000. The decrease in working capital correlates with the use of temporary cash investments to acquire five PEO's in 1998.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.

         Net cash provided by (used in) operating activities was $2,627,000 and ($562,000) for the years ended December 31, 1998 and 1997, respectively.

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

         For work performed prior to the termination of a client agreement, the Company may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers, compensation costs, whether or not the Company's client pays the Company on a timely basis or at all. The Company, however, historically has not incurred significant bad debt expenses because the Company generally collects from its clients all revenues with respect to each payroll period in advance of the Company's payment of the direct costs associated therewith. The Company attempts to minimize its credit risk by investigating and monitoring the credit history and financial strength of its clients and by generally requiring payments be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, the Company is obligated to pay the client's worksite employees if there are insufficient funds in the client's bank account on the payroll date. The Company's policy, however, is only to permit clients with a proven credit history with the Company to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, the Company has the ability to terminate immediately its contract with the client. The Company also protects itself by obtaining, when it deems necessary, unconditional personal guarantees from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposits. As of December 31, 1998 and 1997, the Company held cash security deposits in the amounts of $637,000 and $544,000 respectively.

         Additional sources of funds to the Company are advance payments of employment taxes and insurance premiums which the Company holds until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash used in investing activities was $2,793,000 and $1,496,000 for the year ended December 31, 1998 and 1997, respectively. The principal use of cash from investing activities was the purchase of computer equipment and software to support the growth of the business. Also, during 1998, $2,048,000 was paid toward the purchase of five PEO companies. In addition to the cash paid for acquisitions, 141,007 shares of the Company's Common Stock were also issued and, without either an effective registration statement or an exemption from registration, these shares are unregistered restricted shares and cannot be sold for a one year period from the date of issuance.

         Four acquisitions were completed in 1997 for total cash paid of $8,244,000. 115,932 treasury shares and 1,162,885 newly issued unregistered shares were also used in these acquisitions.

         In September 1998, the Company's Board of Directors approved a share repurchase of up to 200,000 shares of the Company's Common Stock. In 1998, 60,000 shares were repurchased at a cost of $372,000.

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

         In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2.25%. The credit agreement requires the Company to maintain certain financial standards as to net worth and EBITDA and also requires the bank's consent to acquisitions. There were no borrowings under any revolving credit agreement in 1998.

         The Company has guaranteed the price of 68,468 shares at $10.25 for the one year period from October 6, 1998 to October 6, 1999. In 1998, the Company advanced $280,727 to the holder of 27,388 shares. The advance is secured by the shares which are held by the Company. The Company is obligated to pay the holder of the remaining 41,080 shares the difference between $10.25 and the price realized upon sale of the shares. As of March 1, 1999, 10,406 shares have been sold and the Company has reimbursed $61,515 to the holder.

         Effective January 1, 1999, the Company's founder and chairman resigned his position with the Company. In lieu of any other separation payments that may have been required, the Company agreed to acquire 500,000 shares at $5 per share from the former chairman. The shares were acquired on February 11, 1999 for a cash payment of $800,000 and two notes bearing interest at 5.75%. One note, in the amount of $700,000, is due upon demand. The other note, in the amount of $1,000,000, is due on February 19, 2000.

         On February 18, 1999, the Company borrowed $800,000 on its line of credit.

         The Company believes that the net proceeds from the sale of its Common Stock in December 1996 which were invested in marketable securities and certificates of deposit, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent that the company needs additional capital resources, the Company believes that it will have access to existing bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

         The Company did not pay dividends in 1996, 1997, or 1998, and does not expect to pay a dividend in the foreseeable future.

YEAR 2000

STATE OF READINESS

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

         Since September 1997, the Company has acquired eight PEO's outside of Ohio. These companies have operated on their own systems since being acquired. Their systems have not been evaluated for Year 2000 compliance because they will be converted to TEAMDirect(TM) before the year 2000.

         As of March 1, 1999, all of the Company's original core business and the acquired businesses in Idaho, Utah, Montana and Michigan have been converted to the new system. All locations are expected to be on TEAMDirect(TM) by mid-1999.

         The Company believes it does not have any non-IT Systems that would result in a material adverse impact to the Company if they are not Year 2000 compliant.

         The Company relies upon large regional banks to process its electronic and non-electronic banking and disbursement activities. It also contracts with large well-known national and regional insurance carriers to provide and/or administer its employee benefits plans and insurance programs. The Company has not specifically approached these institutions about their ability to handle the Company's business transactions in the Year 2000. If necessary, the Company believes it will have adequate time to switch to Year 2000 compliant providers, if there are any, prior to the end of 1999.

         The Company's customer base is primarily small businesses located throughout the mid-west, south and western regions of the United States. No one client is material to the Company's operations. The Company has not evaluated the extent of Year 2000 readiness by its customers.

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

RISKS OF FAILURE

         The Company believes that if its primary operating system is not Year 2000 compliant, or if its banking and insurance vendors are not Year 2000 compliant, there would be significant material adverse consequences. The Company could have difficulty meeting its obligations to its clients to provide timely payrolls and administer employee benefits and insurance programs. This could result in lost business and/or significant increases in operating costs which may not be recoverable through price increases to our clients. The potential loss of business or increases in costs could have a material adverse effect on the financial condition and results of operations of the Company.

CONTINGENCY PLAN

         As of March, 1999, the Company has not yet developed a contingency plan to address needed actions in the event of failure of its systems or significant vendor systems to be Year 2000 compliant.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

QUARTERLY RESULTS

         The following table sets forth certain unaudited operating results of each of the nine consecutive quarters in the period ended December 31, 1998 which comprise all of the quarterly periods following the Company's initial public offering of its Common Stock on December 10, 1996. The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial statements and the Notes thereto.


                                                           QUARTER ENDED
                                     ----------------------------------------------------------

                                     DEC. 31      MAR. 31     JUNE 30    SEPT. 30      DEC. 31
                                      1996         1997        1997        1997         1997
                                      ----         ----        ----        ----         ----
                                              (in thousands except per share amounts)
Revenues                             $25,762      $25,542     $31,812     $36,697      $61,812

Direct costs:                         24,218       24,143      30,000      35,000       58,402

Net Income:                              167          232         332         173          193

Earnings Per Share:

Basic                                $   .07      $   .07     $   .10     $   .05      $   .04

Diluted                              $   .07      $   .07     $   .10     $   .05      $   .04

                                                     MAR. 31     JUNE 30     SEPT. 30     DEC. 31
                                                      1998         1998        1998        1998
                                                      ----         ----        ----        ----
                                                       (in thousands except per share amounts)
Revenues                                             $70,034     $84,107     $89,499      $96,318

Direct costs:                                         66,624      79,777      85,184       91,606

Net Income:                                                1         246         233          202

Earnings Per Share:

Basic                                                $   .00     $   .05     $   .05      $   .04

Diluted                                              $   .00     $   .05     $   .05      $   .04

FORWARD-LOOKING INFORMATION

         Statements in the preceding discussion that indicate the company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Company, together with the report thereon of Arthur Andersen LLP, are set forth on pages F-1 through F-20 hereof.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    (1)  The following financial statements of the Company, are included in
         Item 8 of this report:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

    (3)  Exhibits:


EXHIBIT NO.                DESCRIPTION
-----------                -----------

      3.1                  Amended Articles of Incorporation of the Company(1)

      3.2                  Amended Code of Regulations of the Company(1)

    *10.1                  Company's 1996 Incentive Stock Plan(1)

    *10.2 Executive employment agreement between the Company and Mr. Kevin T. Costello(1)

     10.3                  Lease for Cascade Corporate Center dated June 22,
                           1990 between EastGroup Properties and the Company, as amended(1)

     10.4                  Voting Agreement, dated January 1, 1999, among
                           Richard C. Schilg, Kevin T. Costello, Steven Cash
                           Nickerson, Byron McCurdy and Terry McCurdy

     21.1                  Subsidiaries of the Registrant

     23.1                  Consent of Arthur Andersen LLP

     24.1                  Power of Attorney

     27.1                  Financial Data Schedules

------------
(1) Included as an exhibit to the registrant's Registration Statement on Form S-1, as amended (File No. 333-13913), and incorporated herein by reference.

*     Management contract or compensation plan or arrangement.


(B)      REPORTS ON FORM 8-K

         On September 10, 1998, the Company filed a Form 8-K to report the announcement of a stock repurchase plan by the Company (Items 5 and 7).

         On December 23, 1998, the Company filed a Form 8-K to report Richard C. Schilg's resignation as Chairman and Chief Executive Officer of the Company (Items 5 and 7).

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

                                           TEAM AMERICA CORPORATION

Date: March 26, 1999                       By: /s/ Kevin T. Costello
                                              ---------------------------------
                                              Kevin T. Costello, President,
                                              Chief Executive Officer and
                                              Director

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


SIGNATURE                                    TITLE                                       DATE
---------                                    -----                                       ----



/s/ Kevin T. Costello               President and Chief Executive Officer            March 26, 1999
-----------------------------       Executive Officer and Director
Kevin T. Costello                   (Principal Executive Officer)


* Michael R. Goodrich               Chief Financial Officer and Vice President       March 26, 1999
-----------------------------       (Principal Financial and Accounting Officer)
Michael R. Goodrich

*William W. Johnston                Chairman of the Board                            March 26, 1999
----------------------------
William W. Johnston

* Byron G. McCurdy                  Executive Vice President and Director            March 26, 1999
----------------------------
Byron G. McCurdy

*S. Cash Nickerson                  Executive Vice President and Director            March 26, 1999
----------------------------
S. Cash Nickerson

*Charles F. Dugan II                Director                                         March 26, 1999
----------------------------
Charles F. Dugan II

*Crystal Faulkner                   Director                                         March 26, 1999
----------------------------
Crystal Faulkner

*M. R. Swartz                       Director                                         March 26, 1999
----------------------------
M. R. Swartz


*By: /s/ Kevin T. Costello
    ----------------------------------------
     Kevin T. Costello, attorney-in-fact
     for each of the persons indicated

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
    TEAM AMERICA CORPORATION AND SUBSIDIARIES:


We have audited in accordance with generally accepted auditing standards the consolidated financial statements of TEAM America Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 24, 1999. Our audits were made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/ ARTHUR ANDERSEN LLP
Columbus, Ohio,
  February 24, 1999

                                   SCHEDULE II

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                   BALANCE                                                 BALANCE
                                                  BEGINNING    CHARGED TO                                  AT END
                                                  OF PERIOD     EXPENSE     WRITE-OFFS       OTHER        OF PERIOD
                                                  ---------    ----------   ----------     ----------     ---------
Description

December 31, 1996

   Allowance for doubtful accounts                 $ 3,266      $     -       $3,266       $     -         $     -

December 31, 1997

   Allowance for doubtful accounts                 $     -      $     -       $    -       $50,000(1)      $50,000

December 31, 1998

   Allowance for doubtful accounts                 $50,000      $     -       $    -       $     -         $50,000



(1) Established in connection with the valuation of an acquired business.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF TEAM AMERICA CORPORATION AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of TEAM AMERICA CORPORATION (an Ohio corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM America Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Columbus, Ohio,
February 24, 1999.                                       /s/ ARTHUR ANDERSEN LLP

CONSOLIDATED BALANCE SHEETS



ASSETS                                                          AS OF DECEMBER 31,
                                                               1998            1997
                                                               ----            ----

CURRENT ASSETS:
     Cash and cash equivalents ........................     $ 5,010,630     $ 5,949,508
     Short-term investments ...........................         250,000         515,000
     Receivables:
         Trade, net of allowance for doubtful accounts
              of $50,000 each year ....................       4,231,838       1,509,583
         Related parties ..............................         238,331          38,574
         Employee advances ............................         214,538         126,945
         Unbilled revenues ............................       8,586,671       7,070,588
         Refundable income taxes ......................            --           253,396
                                                            -----------     -----------
              Total receivables .......................      13,271,378       8,999,086
     Prepaid expenses .................................         193,060         216,685
     Deferred income tax asset ........................         180,000         107,000
                                                            -----------     -----------
              Total current assets ....................      18,905,068      15,787,279

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization .................................       1,808,495         991,477

OTHER ASSETS:
     Intangible assets, primarily goodwill, net
         of accumulated amortization ..................      26,059,333      23,216,338
     Cash surrender value of life insurance
         policies .....................................         438,170         398,005
     Mandated benefit/security deposits ...............         259,073         329,251
     Deferred income tax asset ........................          23,000         159,000
     Other assets .....................................          46,964         128,585
                                                            -----------     -----------
              Total other assets ......................      26,826,540      24,231,179
                                                            -----------     -----------
              Total assets ............................     $47,540,103     $41,009,935
                                                            ===========     ===========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

LIABILITIES AND SHAREHOLDERS' EQUITY                                                    AS OF DECEMBER 31,
                                                                                     1998               1997
                                                                                     ----               ----

CURRENT LIABILITIES
     Trade accounts payable ................................................     $    906,758      $    315,711
     Payable to related parties ............................................               --            20,983
     Accrued compensation ..................................................        7,527,598         6,575,641
     Accrued payroll taxes and insurance ...................................        4,139,945         2,484,735
     Accrued workers' compensation premiums ................................        2,585,486         1,255,013
     Federal and state income taxes payable ................................          631,000           160,000
     Other accrued expenses ................................................          386,482           791,690
     Client deposits .......................................................          637,135           544,330
     Capital lease obligation, current portion .............................           35,996            10,128
                                                                                 ------------      ------------
              Total current liabilities ....................................       16,850,400        12,158,231

CAPITAL LEASE OBLIGATION, net of current portion ...........................            9,907            18,941

DEFERRED RENT ..............................................................           62,997            98,832

DEFERRED COMPENSATION LIABILITY ............................................          439,715           394,687

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock, no par value:
         Class A, 500,000 shares authorized,
              none issued or outstanding ...................................               --                --
         Class B, 500,000 shares authorized,
              none issued or outstanding ...................................               --                --
     Common Stock, no par value:
         Common Stock; 10,000,000 shares authorized; 4,878,348 and 4,730,716 issued, respectively; 4,756,235 and 4,613,905 outstanding,
              respectively .................................................       28,404,509        26,886,226
     Excess purchase price .................................................          (83,935)          (83,935)
     Retained earnings .....................................................        2,241,008         1,558,966
                                                                                 ------------      ------------
                                                                                   30,561,582        28,361,257

     Less-Treasury stock, 122,113 and 116,811 common stock shares,
     respectively, at cost .................................................         (384,498)          (22,013)

              Total shareholders' equity ...................................       30,177,084        28,339,244
                                                                                 ------------      ------------

              Total liabilities and shareholders' equity ...................     $ 47,540,103      $ 41,009,935
                                                                                 ============      ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF INCOME

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                         1998               1997               1996
                                                                         ----               ----               ----

REVENUES .......................................................     $ 339,958,006      $155,863,969      $  95,467,814

DIRECT COSTS:
     Salaries and wages ........................................       291,614,514       134,532,369         81,261,584
     Payroll taxes, workers' compensation
         premiums, employee benefits and
         other .................................................        31,576,364        13,012,446          8,763,075
                                                                     -------------      ------------      -------------

              Total direct costs ...............................       323,190,878       147,544,815         90,024,659
                                                                     -------------      ------------      -------------

              Gross profit .....................................        16,767,128         8,319,154          5,443,155

EXPENSES:
     Administrative salaries, wages and employment
         taxes .................................................         7,756,117         4,201,210          2,741,253
     Other selling, general and administrative expenses ........         5,759,848         2,623,046          1,560,111
     Depreciation and amortization .............................         1,482,777           433,278            124,538
                                                                     -------------      ------------      -------------

              Total operating expenses .........................        14,998,742         7,257,534          4,425,902
              Income from operations ...........................         1,768,386         1,061,620          1,017,253

OTHER INCOME (EXPENSE), net:
     Interest income (expense), net ............................           134,656           546,751             87,855
     Other, net ................................................              --              (6,656)           (23,085)
                                                                     -------------      ------------      -------------
              Other income (expense), net ......................           134,656           540,095             64,770
              Income before income taxes .......................         1,903,042         1,601,715          1,082,023

INCOME TAX EXPENSE .............................................         1,221,000           672,000            458,000

NET INCOME .....................................................     $     682,042      $    929,715     $      624,023
                                                                     =============      ============     ==============

EARNINGS PER SHARE:
     BASIC .....................................................     $         .14      $       0.26     $         0.29
     DILUTED ...................................................     $         .14      $       0.25     $         0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic .....................................................         4,733,011          3,640,699         2,159,502
     Diluted ...................................................         4,892,648          3,699,540         2,159,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             TREASURY STOCK
                                                                  ------------------------------------     EXCESS        RETAINED
                                          COMMON STOCK             CLASS A     CLASS A        COMMON       PURCHASE        EARNING
                                       NUMBER        VALUE         COMMON      PREFERRED       STOCK        PRICE        (DEFICIT)
                                       ------        -----         -------     ---------      ------       --------      ---------

BALANCE, DECEMBER 31, 1995                   --  $         --     $(23,340)     $(1,175)     $      --    $(83,935)     $    5,228

 8,280 shares of Class A
   Common Stock
   repurchased, at cost                      --            --       (2,600)          --             --          --              --

 Split by 184 to 1 and conversion
   of Class A Common Stock,
   Class B Common Stock and
   Class A Preferred Stock
   issued and outstanding or
   held as treasury to
   Common Stock and
   issuance of Common Stock           3,478,976    13,629,005       25,940        1,175        (27,115)         --              --

 Net Income                                  --            --           --           --             --          --         624,023

BALANCE, DECEMBER 31, 1996            3,478,976  $ 13,629,005           --           --      $ (27,115)   $(83,935)     $  629,251

 Common Stock issued
   for acquisitions                   1,251,740    12,729,109           --           --          5,102          --              --

 Non-Statutory Options granted
   in acquisitions for 176,037               --       528,112           --           --             --          --              --
 shares of Common Stock

 Net income                                  --            --           --           --             --          --         929,715

BALANCE, DECEMBER 31, 1997            4,730,716  $ 26,886,226     $     --      $    --      $ (22,013)   $(83,935)     $1,558,966

 Common Stock issued
   -- acquisitions                      146,007     1,799,010           --           --          9,031          --              --

   -- option exercise                     1,625            --           --           --             --          --              --

 Common Stock repurchased                    --            --           --           --       (371,516)         --              --

 Payments for Common Stock
   price guarantee                           --      (280,727)          --           --             --          --              --

 Net Income
                                             --            --           --           --             --          --         682,042
                                    -----------  ------------     --------      -------      ---------    --------      ----------

BALANCE, DECEMBER 31, 1998            4,878,348  $ 28,404,509     $     --           --      $(384,498)   $(83,935)     $2,241,008


                                                CLASS A                      CLASS B                     CLASS A
                                              COMMON STOCK                 COMMON STOCK              PREFERRED STOCK
                                            NUMBER      VALUE           NUMBER       VALUE         NUMBER       TOTAL      VALUE
                                            ------      -----           ------       -----         ------       -----      -----

BALANCE, DECEMBER 31, 1995                1,008,320    $ 234,194      1,181,464     $ 59,757       39,192    $ 21,300  $   212,029

 8,280 shares of Class A
   Common Stock                                   -            -              -            -            -           -       (2,600)
   repurchased, at cost

 Split by 184 to 1 and conversion
   of Class A Common Stock,
   Class B Common Stock and
   Class A Preferred Stock
   issued and outstanding or
   held as treasury to
   Common Stock and
   issuance of Common Stock              (1,008,320)    (234,194)    (1,181,464)     (59,757)     (39,192)    (21,300)  13,313,754

 Net Income                                       -            -              -            -            -           -      624,023

BALANCE, DECEMBER 31, 1996                        -    $       -              -     $      -            -    $      -  $14,147,206

 Common Stock issued
   for acquisitions                               -            -              -            -            -           -   12,734,211

 Non-Statutory Options granted
   in acquisitions for 176,037
 shares of Common Stock                           -            -              -            -            -           -      528,112

 Net income                                       -            -              -            -            -           -      929,715

BALANCE, DECEMBER 31, 1997                        -    $       -              -     $      -            -     $     -  $28,339,244

 Common Stock issued
   -- acquisitions                                -            -              -            -            -           -    1,808,041

   -- option exercise                             -            -              -            -            -           -            -

 Common Stock repurchased                         -            -              -            -            -           -     (371,516)

 Payments for Common Stock
   price guarantee                                -            -              -            -            -           -     (280,727)

Net Income                                        -            -              -            -            -           -      682,042
                                        -----------     --------     ----------     --------      -------     -------  -----------

BALANCE, DECEMBER 31, 1998                        -     $      -              -     $      -            -     $     -  $30,177,084
                                        ===========     ========     ==========     ========      =======     =======  ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                               1998               1997             1996
                                                               ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................     $    682,042      $    929,715      $    624,023
     Adjustments to reconcile net income
         to cash provided by (used in)
         operating activities:
         Depreciation and amortization ...............        1,482,777           433,278           124,538
         Deferred tax (benefit) provision ............           63,000           (44,000)         (150,000)
         (Increase) decrease in operating assets:*
              Receivables ............................       (4,138,229)       (3,741,645)         (562,651)
              Prepaid expenses .......................           26,855            54,414          (171,872)
              Mandated benefit/security deposits .....          106,336              (915)          (46,071)
         Increase (decrease) in operating
              liabilities:*
              Accounts payable .......................          568,409          (540,342)          232,868
              Accrued expenses and other payables ....        3,823,144         2,166,049           671,336
              Client deposits ........................            3,189            74,195            42,983
              Deferred liabilities ...................            9,193           107,499            54,378
                                                           ------------      ------------      ------------
                 Net cash provided by (used
                   in) operating activities ..........        2,626,716          (561,752)          819,532
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash obtained ..............       (2,025,901)       (7,759,160)               --
     Additions to property and equipment .............       (1,112,298)         (533,829)         (355,848)
     Increase in cash surrender value of
         life insurance policies .....................          (40,165)         (138,110)          (71,671)
     (Increase) decrease in short-term investments ...          265,000         6,984,375        (7,499,375)
     (Increase) decrease in other assets* ............          120,305           (49,356)          (18,370)
                                                           ------------      ------------      ------------
                 Net cash used in investing activities       (2,793,059)       (1,496,080)       (7,945,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on note payable and line of credit .....               --          (580,000)          (14,000)
     Payments on capital lease obligation* ...........         (120,292)          (13,180)           (9,155)
     Borrowings on bank line of credit ...............               --           500,000                --
     Purchase of treasury stock ......................         (371,516)               --            (2,600)
     Stock price guarantee payment ...................         (280,727)               --                --
     Net proceeds from initial public
         offering of Common Stock ....................               --                --        13,313,754
                                                           ------------      ------------      ------------
                 Net cash provided by (used
                   in) financing activities ..........         (772,535)          (93,180)       13,287,999
                 Net increase (decrease) in
                   cash and cash equivalents .........         (938,878)       (2,151,012)        6,162,267
CASH AND CASH EQUIVALENTS,
     beginning of year ...............................        5,949,508         8,100,520         1,938,253
                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year ...............     $  5,010,630      $  5,949,508      $  8,100,520
                                                           ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid during the year for:
         Interest ....................................     $      7,640      $      3,259      $      1,475
         Income taxes ................................     $    377,527      $  1,181,000      $    405,746


The accompanying notes to consolidated financial statements are an integral part of these statements.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During 1998 the Company issued 141,007 shares of Common Stock with a value on the date of issuance of $1,437,530 in connection with acquisitions of other PEO business. Also, during 1998, 5,000 shares of Common Stock with a value of $50,000 were issued in connection with the satisfaction of contingencies for an acquisition completed in 1997. Also, in 1998, 54,699 treasury shares were released upon satisfaction of escrow requirements related to 1997 acquisitions.

In 1998 an option to acquire 5,000 shares of TEAM America Common Stock was exercised by the delivery of 3,375 shares of Common Stock owned by the optionholder.

During 1997, the Company issued 1,251,740 shares of Common Stock, 176,037 options to acquire Common Stock and 88,544 shares of Common Stock from treasury shares held by the Company in connection with acquisitions of PEO businesses. The shares and options issued for these acquisitions had a value of $13,257,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NATURE AND SCOPE OF BUSINESS

TEAM America Corporation, an Ohio corporation (the "Company"), is the largest professional employer organization ("PEO") headquartered in Ohio and one of the oldest PEOs in the United States, having been founded in 1986. The Company provides, through "partnering" agreements, comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their payroll and human resource responsibilities thereby allowing them to concentrate on their core competencies. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employee liability protection, payroll and payroll tax administration, and placement services.

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

During 1997 and 1998 the Company completed a total of nine acquisitions, in Ohio, Michigan, California (2), Idaho, Utah, Tennessee, Montana and Oregon. These acquisitions expanded the geographic reach of the Company as well as increasing the leased employee base to over 14,000 at December 31, 1998 from 3,650 at December 31, 1996.


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

Revenue Recognition - Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the clients' worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. Company clients generally have the ability to terminate the relationship with 30 days' notice.

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

Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all. The Company also recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees as of the end of the accounting period which have not yet been billed to the client because of timing differences between the day the Company's accounting period ends and its payroll processing billing dates.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based in part upon an evaluation of the client's financial condition. Exposure to losses on receivables is principally dependent on each client's financial condition. The Company mitigates such exposure by requiring deposits, letters of credit or personal guarantees as well as performing credit checks on the majority of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses maintained when appropriate. It is possible that such exposure to losses may increase for any number of reasons in the future such as general economic conditions.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid investments with initial maturities of three months or less.

Workers' Compensation Insurance - The Company has a high retention workers' compensation insurance policy covering most of its employees outside of the State of Ohio. The retention limit is $250,000 per occurrence. There are also aggregate minimum and maximum policy premium limits. The Company's policy is to record workers' compensation costs at the maximum reserved amount for each claim, plus an estimate for incurred but not reported claims, subject to the $250,000 retention limit and also subject to the minimum and maximum aggregate limits in the policy. Workers' compensation expense under this policy was $1,025,000 in 1998.

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

                                                      1998        1997
                                                      ----        ----

Furniture and fixtures...................         $  786,455   $   550,868
Computer hardware and software...........          1,887,612       935,667
Leasehold improvements...................             40,572        33,124
                                                  ----------   -----------

TOTAL PROPERTY AND EQUIPMENT.............          2,714,639     1,519,659

Less:    Accumulated depreciation
         and amortization................            906,144       528,182
                                                  ----------   -----------

PROPERTY AND EQUIPMENT, NET..............         $1,808,495   $   991,477
                                                  ==========   ===========


                                                             YEARS

Furniture and fixtures............................             7
Computer hardware and software....................             5
Leasehold improvements............................       life of lease


Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. The Company capitalizes and depreciates purchased software. The estimated useful lives are shown in the preceding tables.

Intangible Assets - Intangible assets consist of goodwill and covenants not to compete. Goodwill is the excess of the purchase price paid for an acquired business, including liabilities assumed, over the fair market value of the assets acquired. Goodwill is amortized over 25 years.

The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If such an event has occurred, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at December, 1998.

The amounts recorded as covenants not to compete are payments contained in business acquisition agreements to compensate the former owners for refraining from competing with the acquired business for a period of years. The covenants not to compete are amortized over the lives of the agreements which are seven to eight years.

                                                                        1998           1997
                                                                        ----           ----

Goodwill .....................................................       $26,990,094   $  22,975,731
Covenants not to compete......................................           486,000         486,000
                                                                     -----------   -------------
                                                                     $27,476,094   $  23,461,731
Less:    Accumulated amortization.............................         1,416,761         245,393
                                                                     -----------   -------------
INTANGIBLE ASSETS, NET........................................       $26,059,333   $  23,216,338
                                                                     ===========   =============

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

Earnings Per Share - Earnings per share were determined in accordance with SFAS No. 128 which the Company adopted in 1997. There was no impact on prior year earnings per share calculations as a result of restating them to conform to SFAS No. 128. The following table is provided to reconcile the shares used for the basic and diluted earnings per share calculations. For the year ended December 31, 1998, there was additional goodwill amortization expense of $20,032 deducted from reported net income for purposes of calculating diluted earnings per share. No such adjustments were necessary for prior periods presented.


                                                   1998            1997          1996
                                                   ----            ----          ----

Income available to common shareholders ...     $  682,042     $  929,715     $  624,023

WEIGHTED AVERAGE SHARES (BASIC) ...........      4,733,011      3,640,699      2,159,502
     Effects of dilutive stock options ....         72,649         47,548             --
     Effects of shares issuable from escrow         86,988         11,293             --
WEIGHTED AVERAGE SHARES (DILUTED) .........      4,892,648      3,699,540      2,159,502
Earnings per share:
     Basic ................................     $      .14     $      .26     $      .29
     Diluted ..............................     $      .14     $      .25     $      .29

At December 31, 1998, 383,266 options with a weighted average price of $10.62 are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

Reclassifications - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

Comprehensive Income - Effective January 1, 1998, the Company adopted SFAS No. 130 "Reporting on Comprehensive Income". SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no changes to, or additional disclosures required in the Company's financial statements as a result of adopting this new standard.

Segment Information - Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of the Company's financial and detailed information about its operating segments in a manner consistent with internal reporting used by the Company to allocate resources and assess financial performance. There were no changes to, or additional disclosures required in the Company's financial statements as a result of adopting this new standard.

INVESTMENTS

Investments at December 31, 1998 and 1997 are municipal bonds held for trading purposes and are recorded at their fair market values. Gross unrealized gains and losses and realized gains and losses from the sales of investments were not material in 1998 or 1997.


SHAREHOLDERS' EQUITY

On December 10, 1996, the Company completed an initial public offering of its Common Stock by issuing 1,250,000 shares at $12 per share, which net of commissions and expenses, resulted in net proceeds of $13,313,754 to the Company.

The Company is authorized to issue 11,000,000 shares of capital stock, no par value, of which 500,000 are designated as Class A voting preferred shares, 500,000 shares are designated as Class B nonvoting preferred shares and 10,000,000 are authorized shares of Common Stock. None of the preferred shares are issued or outstanding.

In 1998, the Company acquired 60,000 shares at prices ranging from $4.75 to $7.00 held as treasury stock at December 31, 1998.


CAPITAL LEASES

The Company has capitalized lease obligations for equipment.

The cost and related accumulated amortization of the assets capitalized under capital leases were $108,456 and $84,371 at December 31, 1998 and $79,402 and $48,459 at December 31, 1997, respectively. Future minimum lease payments are due according to the following schedule.


1999..................................................      $40,239
2000..................................................        9,211
2001..................................................        8,460
                                                            -------

Future minimum lease payments.........................       57,910
Less: amount representing interest....................       12,007
Less: current portion.................................       35,996
                                                            ------

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION......      $ 9,907
                                                            =======

COMMITMENTS

The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2003, which are accounted for as operating leases. The future minimum lease payments as of December 31, 1998 are presented in the accompanying table.

Year Ending December 31,
------------------------

1999...................................   $  569,600
2000...................................      438,600
2001...................................      126,200
2002...................................       93,400
2003...................................        1,000
Thereafter.............................           --
                                          ----------
                                          $1,228,800

Rent expense under all operating leases was $681,600, $368,130, and $187,158 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company currently has agreements with certain officers and other employees that call for the payment of commissions on future revenues from clients brought in by these employees. The amount of such payments is determined by the achievement of certain sales goals while such employees are employed with the Company, as well as the level of revenues from such employees' clients subsequent to termination for a certain period, as defined. These commission agreements are subject to compliance with non-compete agreements which are effective for one year beyond an employee's termination date. The Company incurred no expense relating to such agreements in 1998, 1997 or 1996.


DEFERRED COMPENSATION LIABILITY

The Company has deferred compensation agreements with certain company and client employees. The liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by life insurance policies, wherein the Company is the beneficiary. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. Expense for 1998, 1997 and 1996 related to deferred compensation was $198,028, $163,450 and $71,671, respectively. The total face value of related life insurance policies was $16,604,000 at December 31, 1998.


DEBT OBLIGATIONS

The Company has a $10,000,000 credit facility with a bank which allows the Company to obtain advances up to such amount without negotiating or exercising any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the lower of the bank's prime rate (7.75% at December 31, 1998) or LIBOR plus two and one quarter percent (23%). The Company is required to meet financial covenants pertaining to net worth and EBITDA. The Company is in compliance with such covenants or has obtained waivers thereof. The credit facility is secured by all of the assets of the Company and its subsidiaries. As of December 31, 1998, no borrowings were outstanding under this credit facility. The facility expires May 31, 2001. The commitment fee is .2% of the unutilized balance.

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

Other Programs - Other available employee benefit programs include health, life, accidental death and dismemberment insurance, disability insurance and dependent care assistance programs. Benefits under such programs are funded by the Company's employees and clients.


RELATED PARTY TRANSACTIONS

The Company has clients who are members of the Board of Directors or are owned by officers of the Company. The Company also pays professional fees, office rent and for other services to entities owned or controlled by officers or members of the Board of Directors.

At December 31, 1998 and 1997, the Company had accounts receivable of $238,331 and $38,574, respectively, and at December 31, 1997 had accounts payable of $20,983 with such related parties.

During the years ended December 31, 1998, 1997, and 1996, the Company recorded revenues of $1,121,265, $175,605 and $619,941, respectively from related parties. Also during the years ended December 31, 1998, 1997, and 1996, the Company purchased services from related parties in the amounts of $359,512, $167,200, and $140,250, respectively.

Officers of the Company are trustees of the Company's 401(k) plans.


INCOME TAXES

Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The components of income tax expense for the years ended December 31, 1998, 1997 and 1996, and the reconciliation of the Company's effective tax rate to the statutory federal tax rates and the significant items giving rise to the deferred income tax assets (liabilities), as of December 31, 1998 and 1997, are presented in the accompanying tables.

INCOME TAX EXPENSE                                                   1998              1997           1996
------------------                                                   ----              ----           ----

Current:
     Federal  ...........................................        $   898,000        $ 556,000      $ 516,800
     State    ...........................................            260,000          160,000         91,200
Deferred:
     (Increase) decrease in net deferred income tax asset             63,000          (44,000)      (150,000)
                                                                 -----------        ---------      ---------
TOTAL INCOME TAX EXPENSE.................................        $ 1,221,000        $ 672,000      $ 458,000
                                                                 ===========        =========      =========

EFFECTIVE TAX RATE                                                   1998             1997             1996
------------------                                                   ----             ----             ----

Statutory Federal tax rate...............................            34.0%            34.0%            34.0%
     Adjustments:
         State income tax expense........................             8.7              6.0              6.0
         Amortization of intangible assets...............            17.8              5.5             ----
         Other, net......................................             3.7             (3.5)             2.3
                                                                     ----             ----             ----
EFFECTIVE TAX RATE.......................................            64.2%            42.0%            42.3%
                                                                     ====             ====             ====


DEFERRED INCOME TAX ASSETS                                                            1998              1997
--------------------------                                                            ----              ----

Deferred income tax assets (liabilities):
     Deferred compensation..............................................            $ 176,000         $159,000
     Deferred rents.....................................................               25,000           40,000
     Depreciation and amortization......................................             (178,000)         (40,000)
                                                                                    ---------         --------
         TOTAL LONG-TERM DEFERRED INCOME
         TAX ASSET, NET.................................................            $  23,000         $159,000
                                                                                    =========         ========
     Accrued liabilities................................................            $ 180,000         $107,000
                                                                                    =========         ========
         TOTAL CURRENT DEFERRED INCOME TAX ASSET........................            $ 180,000         $107,000
                                                                                    =========         ========


INCENTIVE STOCK PLAN

The Company established the Incentive Stock Plan on December 10, 1996. Shares eligible for granting under the Plan were increased from the initial authorization of 350,000 when the Plan was established to 750,000 on May 5, 1998 by vote of the shareholders of the Company. The maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding shares of Company Common Stock. Options granted to employees and officers vest at 20% per year over five years; options granted to directors fully vest after one year. Incentive options have a ten-year exercise period and are issued with an exercise price equal to the fair market value of Company Common Stock on the date of grant.


NON-STATUTORY OPTIONS

The Company has granted non-statutory options in connection with acquisitions and employment agreements with key executives of the acquired businesses and to officers and key employees of the Company. All non-statutory options have a ten-year exercise period and are issued with an exercise price equal to the fair market value of Company Common Stock on the date of grant.

Except for 176,037 options granted on September 8, 1997 and 1,465 options granted on November 1, 1997 which were immediately vested, all non-statutory options vest at 20% per year over a five year period.

Option activity was as follows:


                                           INCENTIVE STOCK OPTIONS (ISO)
                                                                                                           Weighted
                                                                                                            Average
                                                                            Number                         Exercise
                                                                          of Shares     Exercisable          Price
                                                                          ---------     -----------        ---------
Outstanding December 31, 1995....................................                 -              -                -
     Options granted.............................................           184,000                         $ 12.00

Outstanding December 31, 1996....................................           184,000              -          $ 12.00
     Options granted.............................................           355,000              -          $  8.60
     Options exercised...........................................                 -              -                -
     Options cancelled/surrendered...............................         (191,000)              -          $ 11.90

Outstanding December 31, 1997....................................           348,000              -          $  8.37
     Options granted.............................................           154,500              -          $  5.53
     Options exercised...........................................           (5,000)              -          $  6.75
     Options cancelled/surrendered...............................          (47,728)              -          $  7.77

Outstanding December 31, 1998....................................           449,772         59,054          $  7.48



                                          NON-QUALIFIED STOCK OPTIONS (NQ)

Outstanding December 31, 1996....................................                 -              -                -
     Options granted.............................................           900,637              -          $  9.24
     Options exercised...........................................                 -              -                -
     Options cancelled/surrendered...............................                 -              -                -

Outstanding December 31, 1997....................................           900,637        177,502          $  9.24
     Options granted.............................................            55,400              -          $ 11.29
     Options exercised...........................................                 -              -                -
     Options cancelled/surrendered...............................          (45,606)              -          $  8.91

Outstanding December 31, 1998....................................           910,431        311,834          $  9.38

Options outstanding as of December 31, 1998 were as follows:


                 Exercise                                    Number                                         Number
                  Price           Type                      of Shares       Expiration Date               Exercisable
                  -----           ----                      ---------       ---------------               -----------

                 $ 5.375          ISO                         150,500      December 15, 2008                      -

                 $  8.50          ISO                         188,322      September 3, 2007                 37,664

                 $  8.50           NQ                         531,165      September 3, 2007                247,061

                 $  9.35          ISO                         106,950      September 3, 2007                 21,390

                 $ 10.00           NQ                          33,733        January 2, 2008                      -

                 $ 10.50           NQ                         323,866       November 1, 2007                 64,773

                 $ 11.00           NQ                           5,000        January 1, 2008                      -

                 $11.375          ISO                           4,000            May 5, 2008                      -

                 $ 14.00           NQ                          16,667          March 1, 2008                      -
                                                            ---------                                       -------

                                                            1,360,203                                       370,888
                                                            =========                                       =======


STOCK OPTION COMPENSATION EXPENSE

The Company accounts for stock options according to APB No. 25 (Accounting for Stock Issued to Employees), under which no compensation expense has been recognized at the time of grant. Had compensation cost for the Company's stock options been determined based on fair values at the grant date consistent with SFAS No. 123 (Accounting for Stock Based Compensation), the Company's net income
(loss) and diluted earnings (loss) per share for 1998, 1997 and 1996 would have been reduced to the pro forma amounts of ($165,196) and ($.03), $694,700 and $0.19 and $613,416 and $.28, respectively. The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model with assumptions of a risk-free interest rate of 6%, expected lives of 2-6 years and expected volatility of 55% to 62% in all years. The weighted average fair values of options granted in 1998, 1997 and 1996 were $7.05, $5.63 and $6.81 per share, respectively.

ACQUISITIONS

In 1998 and 1997 the Company completed the acquisitions of five PEO businesses and four PEO businesses, respectively. These acquisitions were accounted for by the purchase method of accounting. Total consideration paid for these acquisitions was

                                                                        1998            1997
                                                                        ----            ----

Cash .........................................................      $ 2,048,000     $ 8,244,000

Company stock-
     - Number of shares.......................................          141,007       1,278,817
     - Value..................................................      $ 1,437,530     $12,729,000

Company stock options
     - Number of option shares................................               --         176,037
     - Value..................................................               --     $   528,000

The purchase price was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. At December 31, 1998 122,556 shares of TEAM America Corporation Common Stock are contingently issuable for acquisitions completed in 1998 and 1997 and are not included in the total shares outstanding or in the consideration paid for the acquisitions. These shares will be released at the end of the applicable period and upon the satisfaction of the terms of the agreements, primarily related to customer retention or earnings of the acquired business.

In connection with an acquisition completed in October 1997, the price of Company stock was guaranteed at $10.25 per share for a one year period from October 1998 to October 1999. In November 1998 the company advanced $280,727 to the holder of 27,388 shares subject to this guarantee. The advance is secured by the shares, valued at $5.75 per share at December 31, 1998, and is callable on demand after January 1, 1999. An additional 41,080 shares as of December 31, 1998 are also subject to this price guarantee arrangement. Amounts advanced in 1998 have been offset against shareholders' equity.

The purchase price for an acquisition completed in 1998 is to be based upon a multiple of gross profit realized from the acquired business in 1999. The initial payment of $440,000 made in December 1998 has been recorded as goodwill. The remainder of the purchase price will be recorded as of December 31, 1999 when actual results for the acquired business is known. The balance of the purchase price will be due in two equal installments payable in February 2000 and January 2001.

The results of operations of the acquired businesses have been included in the Company's results from the acquisition date. The following table presents condensed pro forma operating results as if the businesses had been acquired as of January 1 of the immediately preceding year. These results are not necessarily an indication of the operating results that would have occurred had the Company actually operated the businesses during the periods indicated. Amounts except per share amounts are in $ thousands.

                                                                          1998        1997        1996
                                                                          ----        ----        ----
                                                                                   (UNAUDITED)

Revenues      ...............................................           $357,882    $269,387    $ 174,420
Net income (loss)............................................                496      (1,077)        (773)
Earnings (loss) per share
     Basic    ...............................................           $    .10    $   (.23)   $   (.22)
     Diluted  ...............................................           $    .10    $   (.23)   $   (.22)

CONTINGENCIES

The Internal Revenue Service ("IRS") is conducting a Market Segment Study, focusing on selected PEOs (not including the Company), in order to examine the relationships among PEOs, worksite employees and owners of client companies. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) retirement plan (the "Plan") was audited for the year ended December 31, 1992, and, as part of that audit the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum ("TAM") regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes.

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

The Company is unable to predict the timing or nature of the findings of the Market Segment Study, the timing or conclusions of the TAM, and the ultimate outcome of such conclusions or findings. The Company is also unable to predict the impact which the foregoing will have on the Company's administrative expenses, and whether the Company's resulting liability exposure, if any, will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount if any, of such liability exposure.

The Company has ongoing litigation matters pertaining to worksite employees in the ordinary course of business which management believes will not have a material adverse effect on the results of operations or financial condition of the Company.


SUBSEQUENT EVENTS

Effective January 1, 1999 the Company's founder and chairman resigned his position with the Company. In lieu of any other separation payments that may have been required, the Company agreed to acquire 500,000 shares at $5 per share, the fair market value, from the former chairman. The shares were acquired on February 11, 1999 for a cash payment of $800,000 and two notes bearing interest at 5.75%. One note in the amount of $700,000 is due upon demand with a final due date of February 19, 2000. The second note in the amount of $1,000,000 is also due February 19, 2000.

On February 18, 1999 the Company borrowed $800,000 on its line of credit.