Form 10-Q
period 1999-03-31
TEAM AMERICA CORPORATION
filed 1999-05-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

                          Yes   X            No
                              ----          ----


THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON APRIL 30, 1999 WAS 4,256,235.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1999

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                 PAGE
                                                                                  NO.
                                                                                ------
Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended March 31, 1999 and 1998 (unaudited)                                 - 3 -

      Consolidated Balance Sheets -- March 31, 1999 (unaudited)
      and December 31, 1998                                                     - 4 -

      Consolidated Statements of Cash Flows -- Three month periods
      ended March 31, 1999 and 1998 (unaudited)                                 - 6 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Three-month period ended March 31, 1999 (unaudited)                       - 7 -

      Notes to Consolidated Financial Statements                                - 8 -

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                       - 9 -

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       - 17 -

Signature                                                                       - 18 -

Exhibit Index                                                                   - 19 -

----------------------
Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                            1999          1998
                                                               (unaudited)

REVENUES                                               $ 90,654,188   $ 70,034,431

DIRECT COSTS:
 Salaries and wages                                      76,819,026     59,128,465
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                           9,590,574      7,495,996
                                                       ------------   ------------
         Total direct costs                              86,409,600     66,624,461
                                                       ------------   ------------
         Gross profit                                     4,244,588      3,409,970

EXPENSES:
  Administrative salaries, wages and employment taxes     1,832,472      1,762,783
  Other selling, general and administrative expenses      1,489,031      1,207,713
  Depreciation and amortization                             422,274        339,415
                                                       ------------   ------------

         Total operating expenses                         3,743,777      3,309,911
                                                       ------------   ------------

         Income from operations                             500,811        100,059

INTEREST INCOME (EXPENSE)                                    (6,343)        43,359
                                                       ------------   ------------
        Income before income taxes                          494,468        143,418

INCOME TAX EXPENSE                                          310,500        142,000
                                                       ------------   ------------

NET INCOME                                             $    183,968   $      1,418
                                                       ============   ============

EARNINGS PER SHARE:
         Basic                                         $       0.04   $       0.00
                                                       ============   ============
         Diluted                                       $       0.04   $       0.00
                                                       ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                            4,484,000      4,720,200
                                                       ============   ============
         Diluted                                          4,517,000      5,040,500
                                                       ============   ============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,  December 31,
                                                            1999        1998
                                                        (unaudited)
                               ASSETS
 CURRENT ASSETS:

  Cash                                                  $ 1,595,029  $ 5,010,630

  Short-term investments                                    250,000      250,000
  Receivables:
  Trade, net of allowance for doubtful accounts
        of $50,000 each year                              4,794,797    4,231,838

  Unbilled revenues                                      11,737,224    8,586,671
  Other                                                     226,004      452,869
                                                        -----------  -----------
        Total receivables                                16,758,025   13,271,378

 Prepaid expenses                                           649,519      193,060
 Deferred income tax asset                                  180,000      180,000
                                                        -----------  -----------
        Total current assets                             19,432,573   18,905,068

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
      AND AMORTIZATION                                    1,824,165    1,808,495

OTHER ASSETS:
 Goodwill and non-compete agreements, net                25,974,169   26,059,333
 Cash surrender value of life insurance policies            444,539      438,170
 Mandated benefit/security deposits                         262,873      259,073
 Deferred income tax asset                                   23,000       23,000
 Other assets                                                63,123       46,964
                                                        -----------  -----------
      Total other assets                                 26,767,704   26,826,540
                                                        -----------  -----------
      Total assets                                      $48,024,442  $47,540,103
                                                        ===========  ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,       December 31,
                                                           1999             1998
                                                       (unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Trade accounts payable                            $  1,140,494   $    906,758
     Notes payable and short-term borrowings              2,200,000           --
     Accrued compensation                                10,578,915      7,527,598
     Accrued payroll taxes and insurance                  2,017,041      4,139,945
     Accrued workers' compensation costs                  1,927,597      2,585,486
     Federal and state income taxes payable                 799,000        631,000
     Other accrued expenses                                 303,778        386,482
     Client deposits                                        712,229        637,135
     Capital lease obligation                                26,611         35,996
                                                       ------------   ------------
           Total current liabilities                     19,705 665     16,850,400

CAPITAL LEASE OBLIGATION, net of current portion              9,907          9,907

DEFERRED RENT                                                53,778         62,997

DEFERRED COMPENSATION LIABILITY                             455,555        439,715

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY Preferred Stock, no par value::
   Class A,  500,000 shares authorized;                        --             --
        none issued or outstanding
    Class B,  500,000 shares authorized;                       --             --
        none issued or outstanding
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    4,878,348 and 4,878,348 issued,respectively;
    4,256,235 and 4,756,235 outstanding,respectively;    28,342,994     28,404,509
Excess purchase price                                       (83,935)       (83,935)
Retained earnings                                         2,424,976      2,241,008
                                                       ------------   ------------
                                                         30,684,035     30,561,582
Less - Treasury stock, 622,113 and 122,113 shares
    respectively, at cost                                (2,884,498)      (384,498)
                                                       ------------   ------------
          Total shareholders' equity                     27,799,537     30,177,084
                                                       ------------   ------------

          Total liabilities and shareholders' equity   $ 48,024,442   $ 47,540,103
                                                       ============   ============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                          1999        1998

                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   183,968   $     1,418
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                      422,274       339,415
      Deferred tax expense (benefit)                                        --            --
      (Increase) decrease in operating assets:
        Receivables                                                   (3,486,647)     (791,579)
        Prepaid expenses                                                (456,459)     (561,152)
        Mandated benefit/security deposits                                (3,800)       72,648
        Other                                                            (16,160)       (6,784)
      Increase (decrease) in operating liabilities:
        Accounts payable                                                 233,736        90,173
        Accrued expenses and other payables                              355,820     1,534,065
        Client deposits                                                   75,094        (1,874)
        Deferred liabilities                                               6,621        65,495
                                                                     -----------   -----------
          Net cash provided by (used in) operating activities         (2,685,553)      741,825
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                              (156,051)     (339,518)
       Increases in cash surrender value of life insurance policies       (6,369)      (69,438)
       Non-compete agreements                                           (170,000)         --
       Acquisition costs, net of cash obtained                           (26,728)     (659,769)
                                                                     -----------   -----------
          Net cash used in investing activities                         (359,148)   (1,068,725)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                               (9,385)       (4,532)
      Short-term borrowings                                              800,000          --
      Notes payable issued                                             1,700,000          --
      Notes payable repaid                                              (300,000)         --
      Purchase of  treasury stock                                     (2,500,000)         --
      Stock price guarantee payment                                      (61,515)         --
                                                                     -----------   -----------
             Net cash used in financing activities                      (370,900)       (4,532)
                                                                     -----------   -----------

             Net decrease in cash and cash equivalents                (3,415,601)     (331,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         5,010,630     5,949,508
                                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,595,029   $ 5,618,076
                                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for  Interest                          $    21,399   $     5,359

                                                                     ===========   ===========
  Income Taxes                                                       $   400,000   $    34,685
                                                                     ===========   ===========

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999




                               Common Stock                Treasury Stock             Excess
                               ------------                --------------            Purchase      Retained
                            Number       Value             Number    Value             Price        Earnings      Total
                       ------------------------------------------------------------------------------------------------------
Balance
  December 31, 1998       4,878,348   $ 28,404,509        122,113  $   (384,498)  $    (83,935)  $  2,241,008  $ 30,177,084

Net income                     --             --             --            --             --          183,968       183,968

Shares repurchased             --             --          500,000    (2,500,000)          --             --      (2,500,000)

Stock price guarantee
  payment                      --          (61,515)          --            --             --             --         (61,515)
                         ----------------------------------------------------------------------------------------------------
Balance
  March 31, 1999          4,878,348   $ 28,342,994        622,113  $ (2,884,498)  $    (83,935)  $  2,424,976  $ 27,799,537
                         ====================================================================================================

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Unaudited Interim Consolidated financial Statements

         The accompanying interim consolidated financial statements as of March 31, 1999 and for the three-month period then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

NOTE 2 - Accounting Policies

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1998.

NOTE 3 - Earnings Per Share

         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                           March 31,
------------------------------------------------------------------------------------------------
                                                                  1999                 1998
------------------------------------------------------------------------------------------------
Weighted average shares outstanding                             4,484,012             4,607,135
------------------------------------------------------------------------------------------------
Shares issuable upon the exercise of stock options,
------------------------------------------------------------------------------------------------
     less shares repurchased from the proceeds                          -               320,349
------------------------------------------------------------------------------------------------
Shares earned but still in escrow
------------------------------------------------------------------------------------------------
      from acquisitions                                            33,103               113,048
-------------------------------------------------------------------------- ---------------------
Diluted shares outstanding                                      4,517,115             5,040,532
================================================================================================
------------------------------------------------------------------------------------------------

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

         The following table sets forth results of operations for the three-month period ended March 31, 1999 and 1998 expressed as a percentage of revenues:

------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------
                                                  1999               1998
                                                  ----               ----
------------------------------------------------------------------------------------
Revenues                                          100%               100%
------------------------------------------------------------------------------------
Direct costs:
------------------------------------------------------------------------------------
  Salaries and wages                              84.7               84.4
------------------------------------------------------------------------------------
  Payroll taxes, workers' compensation            10.6               10.7
------------------------------------------------------------------------------------
  premiums, employee benefits and other
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
              Gross profit                        4.7                 4.9
------------------------------------------------------------------------------------
Operating Expenses:
------------------------------------------------------------------------------------
  Administrative salaries, wages and
------------------------------------------------------------------------------------
  employment taxes                                2.0                 2.5
------------------------------------------------------------------------------------
  Other selling general and
------------------------------------------------------------------------------------
  administrative expenses                         1.6                 1.7
------------------------------------------------------------------------------------
Depreciation and amortization                     0.5                 0.5
------------------------------------------------------------------------------------
  Total operating expenses                        4.1                 4.7
------------------------------------------------------------------------------------
Interest income (expense)                          -                  0.1
------------------------------------------------------------------------------------
  Income before taxes                             0.6                 0.3
------------------------------------------------------------------------------------
Provision for income taxes                        0.4                 0.3
------------------------------------------------------------------------------------
  Net income                                      0.2                 0.0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Revenues increased 29.4% to $90,654,000 in the three months ended March 31, 1999 from $70,034,000 in the three months ended March 31, 1998. Since March 1998, the Company completed three acquisitions in Utah, Oregon and California that together accounted for approximately one-half of the increase in revenues. The remainder of the increase came from generic growth.

DIRECT COSTS/MARGIN

         Direct costs increased 29.7% to $86,410,000 in the three months ended March 31, 1999 from $66,624,000 in the three months ended March 31, 1998. Salaries and wages for worksite employees rose 29.9% while the costs of taxes and insurances increased only 28% primarily due to lower costs for unemployment taxes. Gross profit increased 24.5% to $4,245,000 in the three months ended March 31, 1999 from $3,410,000 in the three months ended March 31, 1998 and declined to 4.7% of revenues in the first quarter of 1999 compared to 4.9% of revenues in the first quarter of 1998. The lower margin in 1999 reflects the lower fees charged in the acquired locations compared to the core business in the Midwest. As revenues from the acquired locations have increased to more than 60% of total revenues, their lower fees have had a greater impact so as to reduce margin as a percentage of revenues. The potential to increase fees charged at the acquired locations remains as an opportunity for revenue and margin expansion.

EXPENSES

         Total operating expenses increased 13.1% to $3,744,000 in the three months ended March 31, 1999 from $3,310,000 in the three months ended March 31, 1998. Salaries and wages rose only 4.0% to $1,833,000 in the first quarter of 1999 from $1,763,000 in the first quarter of 1998. Wages increased for the personnel added as a result of the acquisitions in Utah and Oregon. In the San Diego acquisition, only one employee, a commissioned salesperson was added which demonstrates the operational and financial leverage attainable in "fold in" acquisitions.

         Offsetting wages added through acquisitions were decreases as a result of reallocation or reductions in administrative positions as a result of the consolidation of functions to the corporate headquarters in connection with, or in anticipation of, the conversion to the Company's new operating software. At March 31, 1999, approximately 60% of the Company's worksite employees were being served by Company locations operating on the new software. Substantially all locations are expected to be using the new software by the end of the second quarter.

         Reductions in executive level compensation have also had a significant effect on salary expense. Effective January 1, 1999, Richard Schilg, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock owned by Mr. Schilg at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements with Mr. Schilg. Those payments would have aggregated to nearly $1,000,000 over a three-year period. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with the Company's subsidiary, TEAM America West, Inc. They remain affiliated with the Company as independent marketing agents. Also, in mid 1998, the Company's Chief Administrative Officer left the Company. Those responsibilities were re-assigned internally. The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

         Other selling and general and administrative expenses rose 23.3% to $1,489,000 in the three months ended March 31, 1999 from $1,208,000 in the three months ended March 31, 1998. This increase in other operating expenses was in line with the 29% growth in the business during the period.

         Depreciation and amortization rose 24.4% to $422,000 in the three-months ended March 31, 1999 from $339,000 in the three-months ended March 31, 1998. The increase comes from the amortization of goodwill from the three acquisitions completed since March 1998 and the depreciation arising from the additional hardware and software for the TEAM Direct(TM) operating system.

OPERATING INCOME

         Primarily as a result of the lower salaries and wages, operating expenses declined to 4.1% of total revenues in 1999 from 4.7% in 1998 and operating income increased 400% to $501,000 in the three months ended March 31, 1999 from $100,000 in the three months ended March 31, 1998.

INTEREST INCOME (EXPENSE)

         Net interest changed from income of $43,000 in the three months ended March 31, 1998 to expense of $6,000 in the three months ended March 31, 1999. The 1998 period had $5,000 of interest expense and $48,000 of interest income that came from nearly $5,000,000 of invested funds remaining from the December 1996 IPO. The 1999 results reflect $21,000 of interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock. Interest income was only $15,000 during the first quarter of 1999 as funds remaining from the IPO had declined to approximately $1,500,000 at December 31, 1998 and $1,200,000 at March 31, 1999.

INCOME TAX EXPENSE

         Income tax expense was $310,000 in the three months ended March 31, 1999 compared to $142,000 in the three months ended March 31, 1998. The effective tax rate was 62.8% in 1999 compared to 100% in 1998. The effective tax rate reflects the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME AND EARNINGS PER SHARE

         Net income was $184,000 or $.04 per diluted share in the three months ended March 31, 1999 compared to $1,000 or $.00 per diluted share in the three months ended March 31, 1998. Average shares outstanding declined to 4,517,000 in the first quarter of 1999 from 5,041,000 in the first quarter of 1998 as a result of the repurchase by the Company of 500,000 shares in February 1999. The purchase midway through the quarter had the effect of reducing average shares outstanding by approximately 250,000 shares. The remainder of the decrease came from common stock equivalents. There were no common stock equivalents in the first quarter of 1999 because the option prices were less than the average price of the Company's common stock during the period. In the first quarter of 1998, there were 320,000 shares from stock options included as common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had a working capital deficit of $273,000. At December 31, 1998, the working capital surplus was $2,055,000. The change in working capital correlates with seasonal increases in taxes during the first half of each year.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.

         Net cash provided by (used in) operating activities was ($2,686,000) and $742,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The change in cash provided by operating activities was due to an increase in accounts receivable which occurred as a result of the timing of payrolls and billings to clients at the end of the quarter. In 1999, more Company locations have gone to a bi-weekly payroll and billing cycle whereas in the past, the acquired locations had more clients on a semi-monthly payroll cycle. On a semi-monthly payroll cycle, the end of the month payrolls are billed and collected on the last day of the month thus providing less fluctuation in receivables. In addition, accruals for taxes and insurances declined due to payments made during the quarter.

         Net cash used in investing activities was $359,000 in the three months ended March 31, 1999 compared to $1,069,000 in the three months ended March 31, 1998. The 1998 period reflected increased acquisition activity and development expenses and hardware acquisitions for TEAM Direct(TM). There were no acquisitions in the first quarter of 1999 and the TEAM Direct(TM) investment needs were less during the quarter as the activity shifted towards implementation and away from new development. In the first quarter of 1999, $170,000 was paid to two former executives of the Company's location in Oregon for a covenant not to compete in connection with their resignation from the Company.

         Financing activities historically have not been significant for the Company. However, during the first quarter of 1999, the Company acquired 500,000 shares of common stock from its former Chairman and founder. The Company borrowed $800,000 on its line of credit with a bank. The borrowing bears interest at LIBOR plus 2.25%. The ninety day fixed rate was 7.25% during the period the borrowing was outstanding in the first quarter of 1999. The Company also gave a $1,700,000 promissory note with a 5.75% interest rate to the former chairman with $700,000 due upon demand, and $1,000,000 is due on February 19, 2000.

         The Company did not make any other purchases of treasury stock during the first quarter of 1999. In September 1998 the Company's Board of Directors authorized a 200,000 share repurchase. Between September 1998 and December 1998, 60,000 shares were repurchased.

         In connection with an acquisition in 1998, the Company guaranteed the price of 68,468 shares at $10.25 per share. During the first quarter of 1999, $61,515 was paid to one of the holders of the shares under this guarantee arrangement.

         Presently, the Company has no material commitments for capital expenditures. Primary uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to continue to acquire other PEO companies unless it can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.

         In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2.25%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. $800,000 was borrowed on February 11, 1999 on this facility. The Company is in compliance with the covenants or has obtained waivers from the lender.

         The Company believes that the net proceeds from the sale of the common shares in December 1996 which were invested in marketable securities, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

         The Company did not pay dividends in 1996, 1997, 1998, or thus far in 1999, and does not expect to pay a dividend in the foreseeable future.

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

         Beginning in 1996, the Company began developing a new system that would better meet the needs of a rapidly growing company and that would also improve client service and operational efficiency. This new system is TEAM Direct(TM). Although this systems project was not embarked upon to address the Year 2000 issue, the result of this project is that TEAM Direct(TM) has been designed to be Year 2000 compliant. The Company believes TEAM Direct(TM) is Year 2000 compliant in all respects. The Company has not specifically tested the system for Year 2000 compliance, but intends to do so later this year.

         Since September 1997, the Company has acquired eight PEO's outside of Ohio. These companies have operated on their own systems since being acquired. Their systems have not been evaluated for Year 2000 compliance because they will be converted to TEAM Direct(TM) before the year 2000.

         As of April 30, 1999, all of the Company's original core business and the acquired businesses in Idaho, Utah, Montana and Michigan have been converted to the new system. All locations are expected to be on TEAMDirect(TM) by mid-1999.

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

CONTINGENCY PLAN

         As of May 1999, the Company has not yet developed a contingency plan to address needed actions in the event of failure of its systems or significant vendor systems to be Year 2000 compliant.

QUARTERLY RESULTS

         The following table sets forth certain unaudited operating results of each of the nine consecutive quarters for the period ended March 31, 1999.

         The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial statements and the Notes thereto.

---------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED
---------------------------------------------------------------------------------------------------------
                                         Mar. 31            June 30          Sept. 30            Dec. 31
---------------------------------------------------------------------------------------------------------
                                            1997               1997              1997               1997
                                            ----               ----              ----               ----
---------------------------------------------------------------------------------------------------------
Revenues                                 $25,542            $31,812           $36,697            $61,812
---------------------------------------------------------------------------------------------------------
Direct Costs                              24,143             30,000            35,000             58,402
---------------------------------------------------------------------------------------------------------
Net Income                                   232                332               173                193
---------------------------------------------------------------------------------------------------------
Earnings Per Share:
---------------------------------------------------------------------------------------------------------
Basic                                       $.07               $.10              $.05               $.04
---------------------------------------------------------------------------------------------------------
Diluted                                     $.07               $.10              $.05               $.04
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED
---------------------------------------------------------------------------------------------------------
                                         Mar. 31            June 30          Sept. 30            Dec. 31
---------------------------------------------------------------------------------------------------------
                                            1998               1998              1998               1998
                                            ----               ----              ----               ----
---------------------------------------------------------------------------------------------------------
Revenues                                 $70,034            $84,107           $89,499            $96,318
---------------------------------------------------------------------------------------------------------
Direct Costs                              66,624             79,777            85,184             91,606
---------------------------------------------------------------------------------------------------------
Net Income                                     1                246               233                202
---------------------------------------------------------------------------------------------------------
Earnings Per Share :
---------------------------------------------------------------------------------------------------------
Basic                                       $.00               $.05              $.05               $.04
---------------------------------------------------------------------------------------------------------
Diluted                                     $.00               $.05              $.05               $.04
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                            QUARTER ENDED
---------------------------------------------------------------------------------------------------------
                                         Mar. 31
---------------------------------------------------------------------------------------------------------
                                            1999
---------------------------------------------------------------------------------------------------------
Revenues                                 $90,654
---------------------------------------------------------------------------------------------------------
Direct Costs                              86,410
---------------------------------------------------------------------------------------------------------
Net Income                                   184
---------------------------------------------------------------------------------------------------------
Earnings Per Share:
---------------------------------------------------------------------------------------------------------
Basic                                       $.04
---------------------------------------------------------------------------------------------------------
Diluted                                     $.04
---------------------------------------------------------------------------------------------------------

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




                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Reports on form 8-K
                           None
         (b)       Exhibits:
                           27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to e signed on its behalf by the undersigned hereunto duly authorized.

                                                TEAM AMERICA CORPORATION


                                                 /s/ MICHAEL R. GOODRICH
                                                 -----------------------------
                                                 Chief Financial Officer and
                                                 Authorized Signing Officer


May 10, 1999

                                  EXHIBIT INDEX





Exhibit Number                        Description
--------------                        -----------

27*                                 Financial Data Schedule







*In SEC EDGAR-filed document only