Form 10-Q
period 1999-06-30
TEAM AMERICA CORPORATION
filed 1999-08-16
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                                    Yes  _X_    No ___

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON JULY 31, 1999 WAS 4,345,526.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1999

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                PAGE
                                                                                 NO.
                                                                                 ---
Item 1.  Financial Statements:

      Consolidated Statements of Income -- Three-month periods
      ended June 30, 1999 and 1998 (unaudited)                                  - 3 -

      Consolidated Statements of Income -- Six-month periods
      ended June 30,1999 and 1998 ( unaudited)                                  - 4-

      Consolidated Balance Sheets -- June 30, 1999 (unaudited)
      and December 31, 1998                                                     - 5 -

      Consolidated Statements of Cash Flows -- Six month periods
      ended June 30, 1999 and 1998 (unaudited)                                  - 7 -

      Consolidated Statement of Changes in Shareholders' Equity-
      Six-month period ended June 30, 1999 (unaudited)                          - 8 -

      Notes to Consolidated Financial Statements                                - 9 -

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                       - 10 -

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                     - 21 -

Item 6.  Exhibits and Reports on Form 8-K                                       - 21 -

Signatures                                                                      - 22 -

Exhibit Index                                                                   - 23 -

----------

Note: Item 3 of Part I and Items 1 through 3 and Item 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                       FOR THE THREE MONTHS ENDED JUNE 30,


                                                                          1999                          1998
                                                                                       (unaudited)

REVENUES                                                           $    101,379,018              $    84,107,464

DIRECT COSTS:
 Salaries and wages                                                      86,923,624                   72,218,013
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                                           9,946,147                    7,558,597
                                                                      --------------               --------------

         Total direct costs                                              96,869,771                   79,776,610
                                                                      --------------               --------------

         Gross profit                                                     4,509,247                    4,330,854

EXPENSES:
  Administrative salaries, wages and employment taxes                     1,949,979                    2,090,331
  Other selling, general and administrative expenses                      1,387,668                    1,309,330
  Depreciation and amortization                                             447,862                      369,101
                                                                      --------------               --------------

         Total operating expenses                                         3,785,509                    3,768,762
                                                                      --------------               --------------

         Income from operations                                             723,738                      562,092

INTEREST INCOME (EXPENSE)                                                  (30,134)                       35,390
                                                                      --------------               --------------
        Income before income taxes                                          693,604                      597,482

INCOME TAX EXPENSE                                                          386,500                      352,000
                                                                      --------------               --------------

NET INCOME                                                         $        307,104              $       245,482
                                                                      ==============               ==============

EARNINGS PER SHARE:
         Basic                                                     $           0.07              $          0.05
                                                                      ==============               ==============
         Diluted                                                   $           0.07              $          0.05
                                                                      ==============               ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                            4,337,675                    4,746,622
                                                                      ==============               ==============
         Diluted                                                          4,370,778                    5,061,241
                                                                      ==============               ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                          1999                          1998

                                                                                       (unaudited)

REVENUES                                                           $    192,033,207              $   154,141,895

DIRECT COSTS:
 Salaries and wages                                                     163,742,650                  131,346,478
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                                          19,536,721                   15,054,593
                                                                      --------------               --------------

         Total direct costs                                             183,279,371                  146,401,071
                                                                      --------------               --------------

         Gross profit                                                     8,753,836                    7,740,824

EXPENSES:
  Administrative salaries, wages and employment taxes                     3,782,451                    3,853,114
  Other selling, general and administrative expenses                      2,876,699                    2,517,043
  Depreciation and amortization                                             870,136                      708,516
                                                                      --------------               --------------

         Total operating expenses                                         7,529,286                    7,078,673
                                                                      --------------               --------------

         Income from operations                                           1,224,550                      662,151

INTEREST INCOME (EXPENSE)                                                  (36,478)                       78,749
                                                                      --------------               --------------
        Income before income taxes                                        1,188,072                      740,900

INCOME TAX EXPENSE                                                          697,000                      494,000
                                                                      --------------               --------------

NET INCOME                                                         $        491,072              $       246,900
                                                                      ==============               ==============

EARNINGS PER SHARE:
         Basic                                                     $           0.11              $          0.05
                                                                      ==============               ==============
         Diluted                                                   $           0.11              $          0.05
                                                                      ==============               ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic                                                            4,410,440                    4,721,928
                                                                      ==============               ==============
         Diluted                                                          4,443,543                    5,060,683
                                                                      ==============               ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                December 31,
                                                                           1999                      1998
                                                                       (unaudited)
                               ASSETS
CURRENT ASSETS:

  Cash                                                              $     3,585,199             $   5,010,630
  Short-term investments                                                  2,250,000                   250,000
  Receivables:
  Trade, net of allowance for doubtful accounts
        of $50,000 each year                                              3,968,915                 4,231,838
  Unbilled revenues                                                      13,612,018                 8,586,671
  Other                                                                     200,664                   452,869
                                                                    ----------------            --------------
        Total receivables                                                17,781,597                13,271,378

 Prepaid expenses                                                           615,197                   193,060
 Deferred income tax asset                                                  180,000                   180,000
                                                                    ----------------            --------------
        Total current assets                                             24,411,993                18,905,068

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
      AND AMORTIZATION                                                    1,823,001                 1,808,495

OTHER ASSETS:
 Goodwill and non-compete agreements, net                                26,144,368                26,059,333
 Cash surrender value of life insurance policies                            486,012                   438,170
 Mandated benefit/security deposits                                         262,160                   259,073
 Deferred income tax asset                                                   23,000                    23,000
 Other assets                                                                70,018                    46,964
                                                                    ----------------            --------------

      Total other assets                                                 26,985,558                26,826,540
                                                                    ----------------            --------------

      Total assets                                                  $    53,220,552             $  47,540,103
                                                                    ================            ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,                   December 31,
                                                                     1999                          1998
                                                                  (unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Trade accounts payable                                     $      2,215,798             $     906,758
     Notes payable and short-term borrowings                           4,050,000                        --
     Accrued compensation                                             11,456,401                 7,527,598
     Accrued payroll taxes and insurance                               1,966,361                 4,139,945
     Accrued workers' compensation costs                               2,640,358                 2,585,486
     Federal and state income taxes payable                              869,000                   631,000
     Other accrued expenses                                              303,690                   432,385
     Client deposits                                                     702,016                   637,135
                                                                  ---------------            --------------
           Total current liabilities                                  24,203,624                16,850,400

DEFERRED RENT                                                             53,778                    62,997

DEFERRED COMPENSATION LIABILITY                                          528,996                   439,715

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred Stock, no par value::
   Class A,  500,000 shares authorized;                                       --                        --
        none issued or outstanding
    Class B,  500,000 shares authorized;                                      --                        --
        none issued or outstanding
 Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    4,967,639 and 4,878,348 issued, respectively;
    4,345,526 and 4,756,235 outstanding, respectively;                28,670,507                28,404,509
Excess purchase price                                                   (83,935)                  (83,935)
Retained earnings                                                      2,732,080                 2,241,008
                                                                  ---------------            --------------
                                                                      31,318,652                30,561,582
Less - Treasury stock, 622,113 and 122,113 shares
    respectively, at cost                                            (2,884,498)                 (384,498)
                                                                  ---------------            --------------
          Total shareholders' equity                                  28,434,154                30,177,084
                                                                  ---------------            --------------

          Total liabilities and shareholders' equity            $     53,220,552             $  47,540,103
                                                                  ===============            ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                1999                     1998

                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $       491,072          $       246,900
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                                               870,136                  708,516
      Deferred tax expense (benefit)                                                   --                       --
      (Increase) decrease in operating assets:
        Receivables                                                           (4,510,219)              (2,155,661)
        Prepaid expenses                                                        (422,137)                (196,950)
        Mandated benefit/security deposits                                        (3,087)                  113,454
        Other                                                                    (23,055)                   50,469
      Increase (decrease) in operating liabilities:
        Accounts payable                                                        1,309,040                   24,309
        Accrued expenses and other payables                                     1,919,396                1,938,161
        Client deposits                                                            64,881                 (30,571)
        Deferred liabilities                                                       80,062                   85,187
                                                                            --------------           --------------
          Net cash provided by (used in) operating activities                   (223,911)                  783,814
                                                                            --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                                      (297,654)                (529,869)
       Increases in cash surrender value of life insurance policies              (47,842)                (135,088)
       Non-compete agreements                                                   (210,000)                       --
       Acquisition costs,net of cash obtained                                    (26,728)              (1,425,168)
       Increase in short term investments                                     (2,000,000)                       --
                                                                            --------------           --------------
          Net cash used in investing activities                               (2,582,224)              (2,090,125)
                                                                            --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                                            --                 (63,770)
      Short-term borrowings                                                       800,000                       --
      Notes payable issued                                                      3,700,000                       --
      Notes payable repaid                                                      (450,000)                       --
      Purchase of treasury stock                                              (2,500,000)                       --
      Stock price guarantee payment                                             (169,296)                       --
                                                                            --------------           --------------
             Net cash used in financing activities                              1,380,704                 (63,770)
                                                                            --------------           --------------

             Net decrease in cash and cash equivalents                        (1,425,431)              (1,370,081)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  5,010,630                5,949,508
                                                                            --------------           --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     3,585,199          $     4,579,427
                                                                            ==============           ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:                  Interest              $        35,135          $        17,745
                                                                            ==============           ==============

                                                    Income Taxes          $       900,000          $        84,685
                                                                            ==============           ==============

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999




                                         Common Stock                         Treasury Stock
                                         ------------                         --------------
                                   Number            Value                Number          Value
                          -----------------------------------------------------------------------------
Balance
  December 31, 1998               4,878,348      $ 28,404,509            122,113      $   (384,498)

Net income                               --                --                 --                --

Shares issued from escrow
  for acquisition                    89,291           435,294                 --                --

Shares repurchased                       --                --            500,000        (2,500,000)

Stock price guarantee
  payment                                --          (169,296)                --                --

Balance
                          -----------------------------------------------------------------------------
  June 30, 1999                   4,967,639      $ 28,670,507            622,113      $ (2,884,498)
                          =============================================================================


                                 Excess
                                Purchase           Retained
                                  Price            Earnings            Total
                          -------------------------------------------------------
Balance
  December 31, 1998           $    (83,935)      $  2,241,008      $ 30,177,084

Net income                              --            491,072           491,072

Shares issued from escrow
  for acquisition                       --                              435,294

Shares repurchased                      --                 --        (2,500,000)

Stock price guarantee
  payment                               --                 --          (169,296)

Balance
                          -------------------------------------------------------
  June 30, 1999               $    (83,935)      $  2,732,080      $ 28,434,154
                          =======================================================

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Unaudited Interim Consolidated Financial Statements

                  The accompanying interim consolidated financial statements as of June 30, 1999 and for the three month and six month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

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

NOTE 3 - Earnings Per Share

                  Earnings per share were determined in accordance with SFAS No.
128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                                     --------                          --------
                                                              1999             1998             1999             1998
                                                              ----             ----             ----             ----
Weighted average shares outstanding                        4,337,675        4,746,622        4,410,440        4,721,928
Shares issuable upon the exercise of stock options,
       less shares repurchased from the proceeds                  --          214,152               --          238,288
Shares earned but still in escrow
      from acquisitions                                       33,103          100,467           33,103          100,467
                                                         --------------------------------------------------------------
Diluted shares outstanding                                 4,370,778        5,061,241        4,443,543        5,060,683
                                                         ==============================================================

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

         The following table sets forth results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 expressed as a percentage of revenues:

                                                         THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                        1999                    1998           1999                 1998
                                                        ----                    ----           ----                 ----

Revenues                                                100%                    100%           100%                 100%
Direct costs:
  Salaries and wages                                   85.8                    85.8           85.2                 85.2
  Payroll taxes, workers; compensation                  9.8                     9.0           10.2                  9.8
  premiums, employee benefits and other

                 Gross profit                           4.4                     5.2            4.6                  5.0
Operating Expense:
  Administrative salaries, wages and
  employment taxes                                      1.9                     2.5            2.0                  2.5
  Other selling general and
  administrative expenses                               1.4                     1.6            1.5                  1.6
Depreciation and amortization                            .4                      .4             .5                   .4
  Total operating expenses                              3.7                     4.5            4.0                  4.5
Interest income (expense)                                --                      --             --                   --
  Income before taxes                                    .7                      .7             .6                   .5
Provision for income taxes                               .4                      .4             .4                   .3
  Net income                                             .3                      .3             .2                   .2



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Revenues increased 20.5% to $101,379,000 in the three months ended June 30, 1999 from $84,107,000 in the three months ended June 30, 1998. Approximately 90% of the increase came from internal growth - increases in clients, worksite employees, and wages and benefits charges. The remainder came from one small acquisition completed in December, 1998 in San Diego, California.

DIRECT COSTS/MARGIN

         Direct costs increased 21.4% to $96,870,000 in the three months ended June 30, 1999 from $79,777,000 in the three months ended June 30, 1998. Salaries and wages for worksite employees rose 20.4% while the costs of taxes and insurances increased 31.5% primarily due to higher costs for workers' compensation resulting from the timing and amount of benefit from rebates from the Ohio Bureau of Workers' Compensation. In 1998, all of the benefit was recorded in the second quarter. The overall benefit was lower in 1999 and was recorded ratably between the first and second quarters. Gross profit increased 4.1% to $4,509,000 in the three months ended June 30, 1999 from $4,331,000 in the three months ended June 30, 1998 and declined to 4.4% of revenues in the second quarter of 1999 compared to 5.2% of revenues in the second quarter of 1998. The lower margin in 1999 reflects the higher workers' compensation costs and the lower fees charged in the acquired locations compared to the core business in the Midwest. As revenues from the acquired locations have increased to more than 60% of total revenues, their lower fees have had a greater impact so as to reduce margin as a percentage of revenues. The potential to increase fees charged at the acquired locations remains as an opportunity for revenue and margin expansion.

EXPENSES

         Total operating expenses increased .5% to $3,786,000 in the three months ended June 30, 1999 from $3,769,000 in the three months ended June 30, 1998. Salaries and wages declined 6.7% to $1,950,000 in the second quarter of 1999 from $2,090,000 in the second quarter of 1998. Wages decreased as a result of reallocation or reductions in administrative positions as a result of the consolidation of functions to the corporate headquarters in connection with, or in anticipation of, the conversion to the Company's new operating software. At June 30, 1999, approximately 90% of the Company's worksite employees were being served by Company locations operating on the new software. All locations are expected to be using the new software by the end of the third quarter.

         Reductions in executive level compensation have also had a significant effect on salary expense. Effective January 1, 1999, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements. Those payments would have aggregated to nearly $1,000,000 over a three-year period. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with the Company's subsidiary, TEAM America West, Inc. They remain affiliated with the Company as independent marketing agents. Also, in mid-1998, the Company's Chief Administrative Officer left the Company. Those responsibilities were re-assigned internally. The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

         Other selling and general and administrative expenses rose 6.0% to $1,388,000 in the three months ended June 30, 1999 from $1,309,000 in the three months ended June 30, 1998 and declined to 1.4% of revenues in 1999 from 1.6% in 1998. This increase in other operating expenses trailed the growth in the business during the period because of lower spending on marketing, travel and other discretionary expenses.

         Depreciation and amortization rose 21.4% to $448,000 in the three months ended June 30, 1999 from $369,000 in the three months ended June 30, 1998. The increase comes from the amortization of goodwill from the three acquisitions completed in 1998 and the depreciation arising from the additional hardware and software for the TEAM Direct(TM) operating system.

OPERATING INCOME

         Primarily as a result of the lower salaries and wages, operating expenses declined to 3.7% of total revenues in 1999 from 4.5% in 1998 and operating income increased 28.8% to $724,000 in the three months ended June 30, 1999 from $562,000 in the three months ended June 30, 1998.

INTEREST INCOME (EXPENSE)

         Net interest changed from income of $35,000 in the three months ended June 30, 1998 to expense of $30,000 in the three months ended June 30, 1999. The 1998 period had $5,000 of interest expense and $40,000 of interest income that came from funds remaining from the December 1996 IPO. The 1999 results reflect $46,000 of interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock and $2,000,000 borrowed in mid-June and placed in an interest bearing account. Interest income for the second quarter of 1999 was $16,000.

INCOME TAX EXPENSE

         Income tax expense was $386,500 in the three months ended June 30, 1999 compared to $352,000 in the three months ended June 30, 1998. The effective tax rate was 55.7% in 1999 compared to 59% in 1998. The effective tax rate reflects the non-deductibility of goodwill amortization for income tax purposes. The effect of non-deductible goodwill amortization on the effective tax rate lessens as income before income taxes increases.

NET INCOME AND EARNINGS PER SHARE

         Net income was $307,000 or $.07 per diluted share in the three months ended June 30, 1999 compared to $245,000 or $.05 per diluted share in the three months ended June 30, 1998. Average shares outstanding declined to 4,371,000 in the second quarter of 1999 from 5,061,000 in the second quarter of 1998 as a result of the repurchase by the Company of 500,000 shares in early February 1999, offset by the issuance of 89,000 shares in April, 1999 from escrow related to an acquisition on April 1, 1998. Also, there were no common stock equivalents in the three months ended June 30, 1999 compared to 214,000 in the three months ended June 30, 1998 because their effect would be anti-dilutive in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Revenues increased 24.6% to $192,033,000 in the six months ended June 30, 1999 from $154,142,000 in the six months ended June 30, 1998. The increase came from internal growth - increases in clients, worksite employees, and wages and benefits charges, and acquisitions completed in March, April and December, 1998.


DIRECT COSTS/MARGIN

         Direct costs increased 25.2% to $183,279,000 in the six months ended June 30, 1999 from $146,401,000 in the six months ended June 30, 1998. Salaries and wages for worksite employees rose 24.7% while the costs of taxes and insurances increased 29.8% primarily due to higher costs for workers' compensation resulting from a lower benefit in 1999 from rebates from the Ohio Bureau of Workers' Compensation. Gross profit increased 13.1% to $8,754,000 in the six months ended June 30, 1999 from $7,741,000 in the six months ended June 30, 1998 and declined to 4.4% of revenues in the first half of 1999 compared to 5.2% of revenues in the first half of 1998. The lower margin in 1999 reflects the higher workers' compensation costs and the lower fees charged in the acquired locations compared to the core business in the Midwest. As revenues from the acquired locations have increased to more than 60% of total revenues, their lower fees have had a greater impact so as to reduce margin as a percentage of revenues. The potential to increase fees charged at the acquired locations remains as an opportunity for revenue and margin expansion.

EXPENSES

         Total operating expenses increased 6.4% to $7,530,000 in the six months ended June 30, 1999 from $7,079,000 in the six months ended June 30, 1998. Salaries and wages declined 1.8% to $3,782,000 in 1999 from $3,853,000 in 1998. Wages decreased as a result of reallocation or reductions in administrative positions as a result of the consolidation of functions to the corporate headquarters in connection with, or in anticipation of, the conversion to the Company's new operating software. At June 30, 1999, approximately 90% of the Company's worksite employees were being served by Company locations operating on the new software. All locations are expected to be using the new software by the end of the third quarter.

         Reductions in executive level compensation have also had a significant effect on salary expense. Effective January 1, 1999, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements. Those payments would have aggregated to nearly $1,000,000 over a three-year period. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with the Company's subsidiary, TEAM America West, Inc. They remain affiliated with the Company as independent marketing agents. Also, in mid 1998, the Company's Chief Administrative Officer left the Company. Those responsibilities were re-assigned internally.

         The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

         Other selling and general and administrative expenses rose 14.3% to $2,877,000 in the six months ended June 30, 1999 from $2,517,000 in the six months ended June 30, 1998. This increase in other operating expenses trailed the growth in the business during the period due to lower spending on marketing and other discretionary costs

         Depreciation and amortization rose 22.7% to $870,000 in the six months ended June 30, 1999 from $709,000 in the six months ended June 30, 1998. The increase comes from the amortization of goodwill from the acquisitions completed in 1998 and the depreciation arising from the additional hardware and software for the TEAM Direct(TM) operating system.

OPERATING INCOME

         Primarily as a result of the lower salaries and wages, operating expenses declined to 3.7% of total revenues in 1999 from 4.5% in 1998 and operating income increased 85.0% to $1.225,000 in the six months ended June 30, 1999 from $662,000 in the six months ended June 30, 1998.

INTEREST INCOME (EXPENSE)

         Net interest changed from income of $79,000 in the six months ended June 30, 1998 to expense of $36,000 in the six months ended June 30, 1999. The 1999 results reflect interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock, while interest income was lower as funds remaining from the IPO had declined to approximately $1,500,000 at December 31, 1998 and $1,200,000 at June 30, 1999, from $2,500,000 at June 30, 1998.

INCOME TAX EXPENSE

         Income tax expense was $697,000 in the six months ended June 30, 1999 compared to $494,000 in the six months ended June 30, 1998. The effective tax rate was 58.6% in 1999 compared to 66.7% in 1998. The effective tax rate reflects the non-deductibility of goodwill amortization for income tax purposes. The effect of non-deductible goodwill amortization on the effective tax rate lessens as income before income taxes increases.

NET INCOME AND EARNINGS PER SHARE

         Net income was $491,000 or $.11 per diluted share in the six months ended June 30, 1999 compared to $247,000 or $.05 per diluted share in the six months ended June 30, 1998. Average shares outstanding declined to 4,444,000 in 1999 from 5,061,000 in 1998 as a result of the repurchase by the Company of 500,000 shares in early February 1999, offset by the issuance of 89,000 shares in April, 1999 from escrow related to an acquisition on April 1, 1998. Also, there were no common stock equivalents from options in 1999 compared to 238,000 in 1998 because their effect would be anti-dilutive in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a working capital surplus of $208,000. At December 31, 1998, the working capital surplus was $2,055,000. The change in working capital correlates with seasonal increases in taxes during the first half of each year, and short-term borrowing to acquire treasury stock in 1999.

         The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.

         Net cash provided by (used in) operating activities was ($224,000) and $784,000 for the six-month periods ended June 30, 1999 and 1998, respectively. The change in cash provided by operating activities was due to an increase in accounts receivable which occurred as a result of the timing of payrolls and billings to clients at the end of the quarter. In 1999, more Company locations have gone to a bi-weekly payroll and billing cycle whereas in the past, the acquired locations had more clients on a semi-monthly payroll cycle. On a semi-monthly payroll cycle, the end of the month payrolls are billed and collected on the last day of the month thus providing less fluctuation in receivables.

         Net cash used in investing activities was $2,582,000 in the six months ended June 30, 1999 compared to $2,090,000 in the six months ended June 30, 1998. The 1998 period reflected increased acquisition activity and development expenses and hardware acquisitions for TEAM Direct(TM). There were no acquisitions in the first half of 1999 and the TEAM Direct(TM) investment needs were less during the quarter as the activity shifted towards implementation and away from new development. In the first quarter of 1999, $170,000 was paid to two former executives of the Company's location in Oregon for a covenant not to compete in connection with their resignation from the Company. In the second quarter of 1999 $2,000,000 was borrowed from a bank and is fully collateralized by a certificate of deposit which is recorded in short-term investments.

         Financing activities historically have not been significant for the Company. However, during the first quarter of 1999, the Company acquired 500,000 shares of common stock from its former Chairman and founder. The Company borrowed $800,000 on its line of credit with a bank. The borrowing bears interest at LIBOR plus 2.25%. The ninety day fixed rate was 7.30% on the balance outstanding on June 30, 1999. The Company also gave a $1,700,000 promissory note with a 5.75% interest rate to the former chairman with $700,000 due upon demand, and $1,000,000 is due on February 19, 2000. $450,000 was repaid on the note prior to June 30, 1999 and an additional $150,000 was repaid between July 1 and August 5, 1999.

         The Company did not make any other purchases of treasury stock during the first or second quarters of 1999. In September 1998 the Company's Board of Directors authorized a 200,000 share repurchase. Between September 1998 and December 1998, 60,000 shares were repurchased.

         In connection with an acquisition in 1998, the Company guaranteed the price of 68,468 shares at $10.25 per share. During the first quarter of 1999, $89,296 was paid to one of the holders of the shares under this guarantee arrangement. Also, in connection with the resignation of two executives from the Oregon acquisition, $80,000 was paid in connection with an agreement regarding the sale of company stock owned by them.

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

         In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provides for borrowings at the prime rate or LIBOR plus 2.25%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. $800,000 was borrowed on February 11, 1999 on this facility. The Company is in compliance with the covenants or has obtained waivers from the lender. The Company is in the process of renewing this line of credit commitment for $3,500,000.

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

         As of July 31, 1999, all of the Company's original core business and the acquired businesses in California, Idaho, Utah, Montana and Michigan have been converted to the new system. All locations are expected to be on TEAMDirect(TM) by the end of the third quarter of 1999.

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

CONTINGENCY PLAN

         As of August 1999, the Company has not yet developed a contingency plan to address needed actions in the event of failure of its systems or significant vendor systems to be Year 2000 compliant.

QUARTERLY RESULTS

         The following table sets forth certain unaudited operating results of each of the ten consecutive quarters for the period ended June 30, 1999.

         The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's Consolidated Financial statements and the Notes thereto.

                                                                   QUARTER ENDED
                                          Mar. 31             June 30         Sept. 30            Dec. 31
                                             1997                1997             1997               1997
                                             ----                ----             ----               ----
Revenues                                  $25,542             $31,812          $36,697            $61,812
Direct Costs                               24,143              30,000           35,000             58,402
Net Income                                    232                 332              173                193
Earnings Per Share:
Basic                                        $.07                $.10             $.05               $.04
Diluted                                      $.07                $.10             $.05               $.04

                                                                   QUARTER ENDED
                                          Mar. 31             June 30         Sept. 30            Dec. 31
                                             1998                1998             1998               1998
                                             ----                ----             ----               ----
Revenues                                  $70,034             $84,107          $89,499            $96,318
Direct Costs                               66,624              79,777           85,184             91,606
Net Income                                      1                 246              233                202
Earnings Per Share:
Basic                                        $.00                $.05             $.05               $.04
Diluted                                      $.00                $.05             $.05               $.04

                                                                   QUARTER ENDED
                                          Mar. 31             June 30
                                             1999                1999
                                             ----                ----
Revenues                                  $90,654            $101,379
Direct Costs                               86,410              96,870
Net Income                                    184                 307
Earnings Per Share:
Basic                                        $.04                 .07
Diluted                                      $.04                 .07

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 25, 1999. At the close of business on the record date of April 2, 1999, 4,246,708 common shares were outstanding and entitled to vote at the meeting. At the Annual Meeting, 3,496,329 or 82.3% of the outstanding common shares entitled to vote were represented in person or by proxy. Matters voted on at the meeting were the election of Class I directors.

a.)      Election of Directors
         The Board of Directors is divided into two classes. Four director positions, to serve for a term of two years, were up for election. Directors elected at the Annual Meeting were:

                  William W. Johnston
                  Byron G. McCurty
                  S. Cash Nickerson
                  M.R. Swartz

The voting for each director was as follows:

                                    For                       Withheld
William W. Johnston                 3,477,279                 19,050
Byron G. McCurty                    3,475,349                 20,950
S. Cash Nickerson                   3,477,089                 19,240
M.R. Swartz                         3,477,279                 19,050



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K
                  On July 28, 1999 the company filed a Form 8-K reporting that it had been contacted by Nasdaq with regards to possible
                  delisting from the National Market. The Company has appealed this matter. Also, on July 28, 1999 the company filed a Form
                  8-K reporting that an offer had been received from S. Cash
                  Nickerson, a shareholder and director of the company to
                  acquire all of the company's shares for approximately $6 per share.
         (b)      Exhibits
         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to e signed on its behalf by the undersigned hereunto duly authorized.

                                 TEAM AMERICA CORPORATION


                                          /S/MICHAEL R. GOODRICH
                                          ------------------------------
                                          Chief Financial Officer and
                                          Authorized Signing Officer


August 10, 1999

                                  EXHIBIT INDEX





Exhibit Number             Description
--------------             -----------

27*                        Financial Data Schedule







*In SEC EDGAR-filed document only