Form 10-Q
period 1999-09-30
TEAM AMERICA CORPORATION
filed 1999-11-12
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to

        Commission file number 0-21533

                            TEAM AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

                    OHIO                                        31-1209872
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

 110 EAST WILSON BRIDGE ROAD WORTHINGTON, OHIO                      43085
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

         The number of shares of registrant's only class of Common Stock outstanding on October 31, 1999 was 4,345,526.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                           PAGE
                                                                            NO.
                                                                           ----
Item 1.  Financial Statements:

     Consolidated Statements of Income -- Three-month periods
     ended September 30, 1999 and 1998 (unaudited)                        - 2 -

     Consolidated Statements of Income -- Nine-month periods
     ended September 30, 1999 and 1998 (unaudited)                        - 3 -

     Consolidated Balance Sheets -- September 30, 1999 (unaudited)
        and December 31, 1998                                             - 4 -

     Consolidated Statements of Cash Flows -- Nine-month periods
     ended September 30, 1999 and 1998 (unaudited)                        - 6 -

     Consolidated Statement of Changes in Shareholders' Equity-
     Nine-month period ended September 30, 1999 (unaudited)               - 7 -

     Notes to Consolidated Financial Statements                           - 8 -

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            - 9 -

                           PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                 - 20 -

Signature                                                                 - 20 -

Exhibit Index                                                             - 21 -

----------------

Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        TEAM AMERICA CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                  1999              1998

                                                                    (unaudited)
REVENUES                                                  $102,677,397       $89,499,100

DIRECT COSTS:
 Salaries and wages                                         88,506,319        77,231,712
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                              9,615,074         7,952,045
                                                          ------------       -----------

         Total direct costs                                 98,121,393        85,183,757
                                                          ------------       -----------

         Gross profit                                        4,556,004         4,315,343

EXPENSES:
  Administrative salaries, wages and employment taxes        1,813,217         2,001,527
  Other general and administrative expenses                  1,620,831         1,365,089
  Depreciation and amortization                                439,801           372,849
                                                          ------------       -----------

         Total operating expenses                            3,873,849         3,739,465
                                                          ------------       -----------

         Income from operations                                682,155           575,878

INTEREST INCOME (EXPENSE)                                      (34,260)           13,391
                                                          ------------       -----------
        Income before income taxes                             647,895           589,269

INCOME TAX EXPENSE                                             337,000           356,000
                                                          ------------       -----------

         Net income                                       $    310,895       $   233,269
                                                          ============       ===========

         Earnings per share:
                         Basic                            $       0.07       $      0.05
                                                          ============       ===========
                         Diluted                          $       0.07       $      0.05
                                                          ============       ===========

         Weighted average shares outstanding:
                         Basic                               4,345,526         4,746,590
                                                          ============       ===========
                         Diluted                             4,378,812         4,794,519
                                                          ============       ===========

                        TEAM AMERICA CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF INCOME

                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                  1999               1998

                                                                     (unaudited)
REVENUES                                                  $294,710,604       $243,588,670

DIRECT COSTS:
 Salaries and wages                                        252,248,969        208,534,653
 Payroll taxes, workers' compensation premiums,
    employee benefits and other                             29,151,795         22,997,051
                                                          ------------       ------------

         Total direct costs                                281,400,764        231,531,704
                                                          ------------       ------------

         Gross profit                                       13,309,840         12,056,966

EXPENSES:
  Administrative salaries, wages and employment taxes        5,595,668          5,854,641
  Other general and administrative expenses                  4,497,531          3,882,132
  Depreciation and amortization                              1,309,936          1,081,365
                                                          ------------       ------------

         Total operating expenses                           11,403,135         10,818,138
                                                          ------------       ------------

         Income from operations                              1,906,705          1,238,828

INTEREST INCOME (EXPENSE)                                      (70,738)            92,140
                                                          ------------       ------------
        Income before income taxes                           1,835,967          1,330,968

INCOME TAX EXPENSE                                           1,034,000            850,000
                                                          ------------       ------------

         Net income                                       $    801,967       $    480,968
                                                          ============       ============

         Earnings per share:
                         Basic                            $       0.18       $       0.10
                                                          ============       ============
                         Diluted                          $       0.18       $       0.10
                                                          ============       ============

         Weighted average shares outstanding:
                         Basic                               4,388,563          4,730,239
                                                          ============       ============
                         Diluted                             4,421,693          4,928,196
                                                          ============       ============

                       TEAM AMERICA CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                          September 30,    December 31,
                                                              1999             1998
                                                           (unaudited)
                         ASSETS
CURRENT ASSETS:

  Cash                                                     $ 6,027,163     $ 5,010,630
  Short-term investments                                     2,000,000         250,000
  Receivables:
  Trade, net of allowance for doubtful accounts
        of $50,000 each period                               4,087,665       4,231,838
  Unbilled revenues                                         13,621,185       8,586,671
  Other                                                        211,177         452,869
                                                           -----------     -----------
        Total receivables                                   17,920,027      13,271,378
                                                           -----------     -----------

 Prepaid expenses                                              349,914         193,060
 Deferred income tax asset                                     180,000         180,000
                                                           -----------     -----------
        Total current assets                                26,477,104      18,905,068

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
      AND AMORTIZATION                                       1,770,703       1,808,495

OTHER ASSETS:
 Goodwill and non-compete agreements, net                   25,848,907      26,059,333
 Cash surrender value of life insurance policies               575,527         438,170
 Mandated benefit/security deposits                            240,185         259,073
 Deferred income tax asset                                      23,000          23,000
 Other assets                                                   67,986          46,964
                                                           -----------     -----------

      Total other assets                                    26,755,605      26,826,540
                                                           -----------     -----------

      Total assets                                         $55,003,412     $47,540,103
                                                           ===========     ===========

                        TEAM AMERICA CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                         September 30,      December 31,
                                                             1999               1998
                                                          (unaudited)
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Client prepayments                                   $ 3,358,428       $        --
     Trade accounts payable                                 1,216,026           906,758
     Notes payable and short-term borrowings                3,850,000                --
     Accrued compensation                                  11,159,006         7,527,598
     Accrued payroll taxes and insurance                    3,004,636         4,139,945
     Accrued workers' compensation costs                    1,634,791         2,585,486
     Federal and state income taxes payable                   602,000           631,000
     Other accrued expenses                                   149,276           432,385
     Client deposits                                          705,658           637,135
                                                          -----------       -----------
           Total current liabilities                       25,679,821        16,850,400

DEFERRED RENT                                                  53,778            62,997

DEFERRED COMPENSATION LIABILITY                               596,035           439,715

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, no par value:
    Class A,  500,000 shares authorized;                           --                --
        none issued or outstanding
    Class B,  500,000 shares authorized;                           --                --
        none issued or outstanding
Common Stock, no par value:
    Common Stock, 10,000,000 shares authorized
    4,967,639 and 4,878,348 issued,respectively;
    4,345,526 and 4,756,235 outstanding,respectively;      28,599,236        28,404,509
Excess purchase price                                         (83,935)          (83,935)
Retained earnings                                           3,042,975         2,241,008
                                                          -----------       -----------
                                                           31,558,276        30,561,582
Less - Treasury stock, 622,113 and 122,113 shares
    respectively, at cost                                  (2,884,498)         (384,498)
                                                          -----------       -----------
          Total shareholders' equity                       28,673,778        30,177,084
                                                          -----------       -----------

          Total liabilities and shareholders' equity      $55,003,412       $47,540,103
                                                          ===========       ===========

                        TEAM AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                   1999             1998
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   801,967      $   480,968
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Depreciation and amortization                           1,309,936        1,081,365
      Deferred tax expense (benefit)                                 --               --
      (Increase) decrease in operating assets:
        Receivables                                          (4,648,649)      (6,025,424)
        Prepaid expenses                                       (156,854)         (56,418)
        Mandated benefit/security deposits                       18,888          112,510
        Other                                                   (21,022)          89,902
      Increase (decrease) in operating liabilities:
        Client prepayments                                    3,358,428               --
        Accounts payable                                        309,268         (139,497)
        Accrued expenses and other payables                   1,233,294        5,045,108
        Client deposits                                          68,523          (13,960)
        Deferred liabilities                                    147,101          120,906
                                                            -----------      -----------
          Net cash provided by operating activities           2,420,880          695,460
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                    (389,695)        (905,630)
        Increases in cash surrender value of life
        insurance policies                                     (137,357)        (186,495)
        Non-compete agreements                                 (210,000)              --
        Acquisition costs,net of cash obtained                  (26,728)      (1,430,876)
        Increase in short term investments                   (1,750,000)              --
                                                            -----------      -----------
          Net cash used in investing activities              (2,513,780)      (2,523,001)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on capital lease obligations                        --          (82,180)
        Short-term borrowings                                   800,000               --
        Notes payable issued                                  3,700,000               --
        Notes payable repaid                                   (650,000)              --
        Purchase of  treasury stock                          (2,500,000)              --
        Stock price guarantee payment                          (240,567)         (57,515)
                                                            -----------      -----------
          Net cash provided by (used in) financing
          activities                                          1,109,433         (139,695)
                                                            -----------      -----------

          Net increase (decrease) in cash and cash
          equivalents                                         1,016,533       (1,967,236)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                5,010,630        5,949,508
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 6,027,163      $ 3,982,272
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:    Interest              $   140,000      $    20,000
                                                            ===========      ===========

                                      Income Taxes          $ 1,050,000      $   215,000
                                                            ===========      ===========

                                          TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CHANGES IN

                                                    SHAREHOLDERS' EQUITY

                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                      Excess
                                  Common Stock               Treasury Stock           Excess
                                  ------------               --------------          Purchase      Retained
                              Number         Value        Number        Value         Price        Earnings        Total
                             ----------------------------------------------------------------------------------------------
Balance December 31, 1998    4,878,348    $28,404,509    122,113     $  (384,498)    $(83,935)    $2,241,008    $30,177,084

Net income                          --             --         --              --           --        801,967        801,967

Shares issued for
 acquisition                    89,291        435,294                         --           --             --        435,294

Shares repurchased                  --             --    500,000      (2,500,000)          --             --     (2,500,000)

Stock price guarantee
 payment                            --       (240,567)        --              --           --             --       (240,567)

                             ----------------------------------------------------------------------------------------------
Balance September 30, 1999   4,967,639    $28,599,236    622,113     $(2,884,498)    $(83,935)    $3,042,975    $28,673,778
                             ==============================================================================================

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Unaudited Interim Consolidated Financial Statements

                  The accompanying interim consolidated financial statements as of September 30, 1999 and for the three month and nine month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation.

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

NOTE 3 - Earnings Per Share

                  Earnings per share were determined in accordance with SFAS No.
128. There were no differences to reconcile to determine net income for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                               -------------               -------------
                                            1999          1998          1999          1998
                                            ----          ----          ----          ----
Weighted average shares outstanding       4,345,526     4,746,590     4,388,563     4,730,329
Shares issuable upon the exercise of
        stock options, less shares
        repurchased from the proceeds           183            --            27       150,028
Shares in escrow from acquisitions           33,103        47,929        33,103        47,929
                                          ---------------------------------------------------
Diluted shares outstanding                4,378,812     4,794,519     4,421,693     4,928,196
                                          ===================================================


NOTE 4 - Proposed Acquisition

                  On October 1,1999 the Board of Directors of the Company approved an offer to purchase all of the outstanding shares of its common stock at $7.75 per share. The offer is subject to the completion of due diligence and a definitive purchase agreement.

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

        The following table sets forth results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 expressed as a percentage of revenues:

-------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30                       SEPTEMBER 30
-------------------------------------------------------------------------------------------------------------------
                                                         1999         1998                 1999         1998
                                                         ----         ----                 ----         ----
-------------------------------------------------------------------------------------------------------------------
Revenues                                                100.0%       100.0%               100.0%       100.0%
-------------------------------------------------------------------------------------------------------------------
Direct costs:
-------------------------------------------------------------------------------------------------------------------
Salaries and wages                                       86.2         86.3                 85.6         85.6
-------------------------------------------------------------------------------------------------------------------
Payroll taxes, workers' compensation, etc.                9.4          8.9                  9.9          9.4
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Gross profit                                              4.4          4.8                  4.5          5.0
-------------------------------------------------------------------------------------------------------------------
Operating Expenses:
-------------------------------------------------------------------------------------------------------------------
Administrative salaries, wages and employment taxes       1.8          2.2                  1.9          2.4
-------------------------------------------------------------------------------------------------------------------
Other selling general and administrative expenses         1.6          1.5                  1.5          1.6
-------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                             0.4          0.4                  0.4          0.4
-------------------------------------------------------------------------------------------------------------------
  Total operating expenses                                3.8          4.1                  3.8          4.4
-------------------------------------------------------------------------------------------------------------------
Interest income (expense)                                  --           --                   --           --
-------------------------------------------------------------------------------------------------------------------
  Income before taxes                                     0.6          0.7                  0.6          0.6
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                0.3          0.4                  0.3          0.4
-------------------------------------------------------------------------------------------------------------------
  Net income                                              0.3          0.3                  0.3          0.2
-------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

        Revenues increased 14.7% to $102,677,000 in the three months ended September 30, 1999 from $89,499,000 in the three months ended September 30, 1998. Revenues from the acquisition of accounts in San Diego, California in December 1998 accounted for approximately 20% of the additional revenue in the third quarter of 1999 compared to the third quarter of 1998. The remainder of the growth during the quarter came from internal sources which grew at a rate of 12%. The year to date internal growth rate is at 16%. New account sales tend to slow in the third quarter as prospects may look to the first of the year as a more appropriate time to begin a PEO relationship. New sales activity in the Northwest region was also affected by reassignment of sales management responsibilities in the third quarter of 1999.

DIRECT COSTS/MARGIN

        Direct costs increased 15.2% to $98,121,000 in the three months ended September 30, 1999 from $85,184,000 in the three months ended September 30, 1998. Salaries and wages for worksite employees rose 14.5% while taxes and insurance costs increased 20.9%. Margins were consistent between the second and third quarters of 1999 at 4.4% of revenues.

EXPENSES

        Total operating expenses increased 3.6% to $3,874,000 in the three months ended September 30, 1999 from $3,739,000 in the three months ended September 30, 1998. Salaries and wages declined 9.4% to $1,813,000 in the third quarter of 1999 from $2,001,000 in the third quarter of 1998. Wages decreased as a result of reallocation or reductions in administrative positions in connection with the consolidation of functions to the corporate headquarters associated with the conversion to the Company's new operating software. At September 30, 1999, 95% of the Company's worksite employees were being served by Company locations operating on the new software. One Company location remains to be converted to the new system which is scheduled to occur in the fourth quarter of 1999.

        Reductions in executive level compensation have also had a significant effect on salary expense. Effective January 1, 1999, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with a Company subsidiary. They remain affiliated with the Company as independent marketing agents. The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

        Other general and administrative expenses rose 18.7% to $1,621,000 in the three months ended September 30, 1999 from $1,365,000 in the three months ended September 30, 1998 and increased to 1.6% of revenues in 1999 from 1.5% in 1998. This increase was due to the timing of expenditures during the year. On a year to date basis, these other operating expenses have increased 16% but have declined from 1.6% of revenues in the nine months ended September 30, 1998 to 1.5% of revenues in the nine months ended September 30, 1999.

        Depreciation and amortization rose 18.0% to $440,000 in the three months ended September 30, 1999 from $373,000 in the three months ended September 30, 1998. The increase comes from the amortization of the non-competition agreements entered into with the former executives of the Oregon location and increased depreciation from the ongoing investment in hardware and software for the new payroll/operating system.

OPERATING INCOME

        Primarily as a result of the lower administrative salaries and wages, operating expenses declined to 3.8% of total revenues in 1999 from 4.1% in 1998 and operating income increased 18.5% to $682,000 in the three months ended September 30, 1999 from $576,000 in the three months ended September 30, 1998.

INTEREST INCOME (EXPENSE)

        Net interest changed from income of $13,000 in the three months ended September 30, 1998 to expense of $34,000 in the three months ended September 30, 1999. The 1999 results reflect interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock and $2,000,000 borrowed in mid-June and placed in an interest bearing account. In the 1998 period, the Company had no debt and had $2,500,000 invested in interest earning accounts.

INCOME TAX EXPENSE

        Income tax expense was $337,000 in the three months ended September 30, 1999 compared to $356,000 in the three months ended September 30, 1998. The effective tax rate was 52.0% in 1999 compared to 60% in 1998. The effective tax rate reflects the non-deductibility of goodwill amortization for income tax purposes. The effect of non-deductible goodwill amortization on the effective tax rate lessens as income before income taxes increases on a year-to-date basis.

NET INCOME AND EARNINGS PER SHARE

        Net income was $311,000 or $.07 per diluted share in the three months ended September 30, 1999 compared to $233,000 or $.05 per diluted share in the three months ended September 30, 1998. Average shares outstanding declined to 4,378,000 in the third quarter of 1999 from 4,795,000 in the third quarter of 1998 as a result of the repurchase by the Company of 500,000 shares in early February 1999, offset by the issuance of 89,000 shares in April, 1999 from escrow related to a 1998 acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

        Revenues increased 20.9% to $294,711,000 in the nine months ended September 30, 1999 from $243,589,000 in the nine months ended September 30, 1998. Approximately one-fourth of the increase came from acquisitions completed in 1998. The remainder came from internal sources such as growth in the number of employees and clients which indicates an internal growth rate of nearly 16%.

DIRECT COSTS/MARGIN

        Direct costs increased 21.5% to $281,401,000 in the nine months ended September 30, 1999 from $231,532,000 in the nine months ended September 30, 1998. Salaries and wages for worksite employees rose 20.9% while the costs of taxes and insurances increased 26.8% primarily due to higher costs for workers' compensation resulting from a lower benefit in 1999 from premium dividend credits from the Ohio Bureau of Workers' Compensation compared to 1998. Gross profit increased 10.4% to $13,310,000 in the nine months ended September 30, 1999 from $12,057,000 in the nine months ended September 30, 1998 and declined to 4.5% of revenues in the first half of 1999 compared to 5.0% of revenues in the first half of 1998. The lower margin percentage in 1999 reflects the higher workers' compensation costs and also the lower fees charged in the acquired locations compared to the core business in the Midwest. As revenues from the acquired locations have increased to more than 50% of total revenues, their lower fees and margins have had a greater impact so as to reduce margin as a percentage of revenues. The potential to increase fees charged at the acquired locations remains as an opportunity for revenue and margin expansion.

EXPENSES

        Total operating expenses increased 5.4% to $11,403,000 in the nine months ended September 30, 1999 from $10,818,000 in the nine months ended September 30, 1998. Administrative salaries and wages declined 4.4% to $5,596,000 in 1999 from $5,855,000 in 1998. Wages decreased as a result of reallocation or reductions in administrative positions as a result of the consolidation of functions to the corporate headquarters in connection with, or in anticipation of, the conversion to the Company's new operating software.

        Reductions in executive level compensation have also had a significant effect on salary expense. Effective January 1, 1999, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with the Company. They remain affiliated with the Company as independent marketing agents. Also, in mid 1998, the Company's Chief Administrative Officer left the Company. Those responsibilities were re-assigned internally.

        The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

        Other general and administrative expenses rose 15.9% to $4,498,000 in the nine months ended September 30, 1999 from $3,882,000 in the nine months ended September 30, 1998. This increase in other operating expenses trailed the growth in the business during the period due to lower spending on marketing and other discretionary costs.

        Depreciation and amortization rose 21.1% to $1,310,000 in the nine months ended September 30, 1999 from $1,081,000 in the nine months ended September 30, 1998. The increase comes from the amortization of goodwill from the acquisitions completed in 1998 and the depreciation arising from the additional hardware and software for the TEAM Direct(TM) operating system.

OPERATING INCOME

        Primarily as a result of the lower administrative salaries and wages, operating expenses declined to 3.9% of total revenues in 1999 from 4.4% in 1998 and operating income increased 54.0% to $1,907,000 in the nine months ended September 30, 1999 from $1,239,000 in the nine months ended September 30, 1998.

INTEREST INCOME (EXPENSE)

        Net interest changed from income of $92,000 in the nine months ended September 30, 1998 to expense of $71,000 in the nine months ended September 30, 1999. The 1999 results reflect interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock, while interest income was lower as funds remaining from the Company's December 1996 initial public offering had declined to approximately $1,500,000 at December 31, 1998 and $1,200,000 at September 30, 1999, from $2,500,000 at September 30, 1998.

INCOME TAX EXPENSE

        Income tax expense was $1,034,000 in the nine months ended September 30, 1999 compared to $850,000 in the nine months ended September 30, 1998. The effective tax rate was 56.3% in 1999 compared to 63.9% in 1998. The effective tax rate reflects the non-deductibility of goodwill amortization for income tax purposes. The effect of non-deductible goodwill amortization on the effective tax rate lessens as income before income taxes increases.

NET INCOME AND EARNINGS PER SHARE

        Net income was $802,000 or $.18 per diluted share in the nine months ended September 30, 1999 compared to $481,000 or $.10 per diluted share in the nine months ended September 30, 1998. Average shares outstanding declined to 4,422,000 in 1999 from 4,928,000 in 1998 as a result of the repurchase by the Company of 500,000 shares in early February 1999, offset by the issuance of 89,000 shares in April, 1999 from escrow related to a 1998 acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company had a working capital surplus of $797,000. At December 31, 1998, the working capital surplus was $2,055,000. The change in working capital correlates with seasonal variations in balances during the year, depending in part on the day of the week the period ends on, and short-term borrowing to acquire treasury stock in 1999.

        The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.

        Net cash provided by operating activities was $2,421,000 and $695,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was from customer prepayments which occurred because the third quarter ended on a Thursday, and many payrolls were dated for Friday October 1, 1999. The Company collects from many of its customers via electronic transfer on the day before the paydate. The remaining increases and decreases in the accounts comprising working capital reflect normal seasonal variations.

        Net cash used in investing activities was $2,514,000 in the nine months ended September 30, 1999 compared to $2,563,000 in the nine months ended September 30, 1998. The 1998 period reflected increased activity for the acquisition of other businesses and development expenses and hardware acquisitions for TEAM Direct(TM). There were no acquisitions in 1999 and the TEAM Direct(TM) investment needs were less during the quarter as the activity shifted towards implementation and away from new development. In 1999, $210,000 was paid to former executives of the Company's location in Oregon for covenants not to compete in connection with their resignation from the Company. In the second quarter of 1999, $2,000,000 was borrowed from a bank and is fully collateralized by a certificate of deposit which was recorded in short-term investments. The certificate of deposit and the related borrowing were retired in October 1999.

        Financing activities historically have not been significant for the Company. However, during the first quarter of 1999, the Company acquired 500,000 shares of common stock from its former Chairman and founder. The Company borrowed $800,000 on its line of credit with a bank towards the acquisition of the shares. The borrowing bears interest at LIBOR plus 2.25%. The ninety day fixed rate was 7.76% on the balance outstanding on September 30, 1999. The Company also gave a $1,700,000 promissory note with a 5.75% interest rate to the former chairman with $700,000 due upon demand, and $1,000,000 is due on February 19, 2000. $650,000 was repaid on the note prior to September 30, 1999 and an additional $50,000 was repaid on October 1, 1999.

        The Company did not make any other purchases of treasury stock during 1999. In September 1998 the Company's Board of Directors authorized a 200,000 share repurchase. Between September 1998 and December 1998, 60,000 shares were repurchased.

        In connection with an acquisition in 1997, the Company guaranteed the price of 68,468 shares at $10.25 per share. During 1999, $240,567 was paid to one of the holders of the shares under this guarantee arrangement.

        Presently, the Company has no material commitments for capital expenditures. Primary uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to acquire other PEO companies unless it can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.

        In July 1998, the Company obtained a $10,000,000 revolving credit agreement with a bank. The credit agreement provided for borrowings at the prime rate or LIBOR plus 2.25%. The credit agreement requires the Company to maintain certain financial standards as to net worth, current ratio and cash position and also requires the bank's consent to acquisitions. $800,000 was borrowed on February 11, 1999 on this facility. The Company renewed this line of credit commitment for $3,500,000 in August 1999.

        The Company believes that the net proceeds from the sale of the common shares in December 1996 which were invested in marketable securities, together with existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.
        The Company did not pay dividends in 1996, 1997, 1998, or through the third quarter of 1999, and does not expect to pay a dividend in the foreseeable future.

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

Although this systems project was not embarked upon to address the Year 2000 issue, the result of this project is that TEAM Direct(TM) has been designed to be Year 2000 compliant. The Company believes TEAM Direct(TM) is Year 2000 compliant in all respects. The Company has tested the system for Year 2000 compliance and is satisfied that the system is Y2K compliant.

        Since September 1997, the Company has acquired eight PEO's outside of Ohio. These companies have operated on their own systems since being acquired. Their systems have not been evaluated for Year 2000 compliance because they will be converted to TEAM Direct(TM) before the year 2000. As of October 31, 1999 only one acquired location remains to be converted to TEAM Direct(TM).

        The Company believes it does not have any non-IT Systems that would result in a material adverse impact to the Company if they are not Year 2000 compliant.

        The Company relies upon large regional banks to process its electronic and non-electronic banking and disbursement activities. It also contracts with large well-known national and regional insurance carriers to provide and/or administer its employee benefits plans and insurance programs. The Company has not specifically approached these institutions about their ability to handle the Company's business transactions in the Year 2000. The Company has received correspondence from its primary providers and banks that indicate they are or will be substantially Y2K compliant.

        The Company's customer base is primarily small businesses located throughout the mid-west, south and western regions of the United States. No one client is material to the Company's operations. The Company has not evaluated the extent of Year 2000 readiness by its customers.

        The Company believes it has adequate alternative sources to maintain systems processing in the event of a temporary disruption of electric utility service at its main corporate headquarters. It also has alternative means of transmitting data, etc. if either of the Internet or its private frame relay is not enabled because of vendor Y2K problems. If neither the Internet nor the private frame relay are operational the Company's business could be adversely affected. Similarly, the loss of telephone service for an extended period at the Company's headquarters facility or at its service locations could adversely affect operations and ultimately the profitability of the Company.

        The Company believes that the disruption of electric utility service at any of its locations outside of its main corporate office would not have a material effect on its operations as long as either Internet or phone access is possible. More than a temporary disruption of both phone service or Internet service nationally or regionally would adversely affect the Company's operations and ultimately its profitability.

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

CONTINGENCY PLAN

        While the Company believes that its internal technology systems are Year 2000 compliant, there are risks in connection with the loss of electric utility service or telecommunication service. As of November 1999, the Company has not developed a contingency plan to address needed actions in the event of failure of its systems or significant vendor systems to be Year 2000 compliant.

QUARTERLY RESULTS

        The following table sets forth certain unaudited operating results of each of the eleven consecutive quarters for the period ended September 30, 1999.

        The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with the Company's consolidated financial statements and the notes thereto. All amounts presented are in thousands of dollars, except per share amounts.

--------------------------------------------------------------------------
                                         QUARTER ENDED
--------------------------------------------------------------------------
                         Mar. 31      June 30      Sept. 30     Dec. 31
                            1997         1997          1997        1997
                            ----         ----          ----        ----
--------------------------------------------------------------------------
Revenues                 $25,542     $ 31,812     $  36,697     $61,812
--------------------------------------------------------------------------
Direct Costs              24,143       30,000        35,000      58,402
--------------------------------------------------------------------------
Net Income                   232          332           173         193
--------------------------------------------------------------------------
Earnings Per Share:
--------------------------------------------------------------------------
Basic                    $   .07     $    .10     $     .05     $   .04
--------------------------------------------------------------------------
Diluted                  $   .07     $    .10     $     .05     $   .04
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                         QUARTER ENDED
--------------------------------------------------------------------------
                         Mar. 31      June 30      Sept. 30     Dec. 31
                            1998         1998          1998        1998
                            ----         ----          ----        ----
--------------------------------------------------------------------------
Revenues                 $70,034     $ 84,107     $  89,499     $96,318
--------------------------------------------------------------------------
Direct Costs              66,624       79,777        85,184      91,606
--------------------------------------------------------------------------
Net Income                     1          246           233         202
--------------------------------------------------------------------------
Earnings Per Share :
--------------------------------------------------------------------------
Basic                    $   .00     $    .05     $     .05     $   .04
--------------------------------------------------------------------------
Diluted                  $   .00     $    .05     $     .05     $   .04
--------------------------------------------------------------------------

--------------------------------------------------------------------------
                                   QUARTER ENDED
--------------------------------------------------------------------------
                         Mar. 31      June 30      Sept 30
                            1999         1999         1999
                            ----         ----         ----
--------------------------------------------------------------------------
Revenues                 $90,654     $101,379      102,677
--------------------------------------------------------------------------
Direct Costs              86,410       96,870       98,121
--------------------------------------------------------------------------
Net Income                   184          307          311
--------------------------------------------------------------------------
Earnings Per Share:
--------------------------------------------------------------------------
Basic                    $   .04     $    .07     $    .07
--------------------------------------------------------------------------
Diluted                  $   .04     $    .07     $    .07
--------------------------------------------------------------------------


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a.)    Reports on Form 8-K

        On September 29,1999 the Company filed a Form 8-K with the SEC dated as of September 27,1999 reporting that it had received an offer to purchase all of the outstanding shares of its common stock. On September 30,1999 the Company filed a Form8-K with the SEC dated as of September 28,1999 reporting that it had been notified by Nasdaq that its shares of common stock would be delisted from the Nasdaq National Market and become listed on the Nasdaq SmallCap Market effective October 1, 1999. On October 1,1999 the Compnay filed a Form 8-K with the SEC dated as of October 1,1999 reporting that the Company's board of directors had approved an offer to purchase all of the outstanding shares of its common stock.

        (b.)    Exhibits

            27  Financial Data Schedule




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              TEAM AMERICA CORPORATION

                                                  /S/ MICHAEL R. GOODRICH
                                                  Chief Financial Officer and
                                                  Authorized Signing Officer

November 12, 1999

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------

27*                           Financial Data Schedule


* In SEC EDGAR-filed document only