Form 10-K
period 1999-12-31
TEAM AMERICA CORPORATION
filed 2000-04-14
CIK 860235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Aggregate market value of voting stock held by non-affiliates of registrant as of March 20, 2000 was approximately $14,784,665.

         There were 4,332,999 shares of the Registrant's common stock outstanding at March 20, 2000.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         We are a Professional Employer Organization, or PEO, which was founded in 1986 and incorporated in Ohio in 1987. We provide comprehensive and integrated human resource management services to small and medium-sized businesses. These services allow our clients to outsource their human resource responsibilities. We offer a broad range of "back office" services, including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employer liability protection, payroll and payroll tax administration, and placement services. We provide these services by becoming the legal employer of our client's employees. While we become the legal employer for most purposes, the client remains in operational control of its business.

         We have expanded our business through acquisitions. As of December 31, 1999, we provided professional employer services to approximately 1,800 clients and approximately 14,500 worksite employees, located in the midwestern, northwestern/intermountain, mid-south and western regions of the United States. This compares with 241 clients and 3,646 worksite employees, primarily all located in Ohio, at December 31, 1996.

         By becoming the legal employer of our clients' employees, we are able to take advantage of certain economies of scale in the "business of employment" and to pass those benefits on to our clients and worksite employees. As a result, we are able to obtain, at an economical cost, services and expertise similar to those provided by the human resource departments of large companies. Our services provide substantial benefits to both the client and its worksite employees. We believe our services assist business owners by:

         o Permitting the managers of the client to concentrate on the client's core business as a result of the reduced time and effort that they are required to spend dealing with complex human resource, legal and regulatory compliance issues and employee administration; and

         o Managing escalating costs associated with unemployment, workers' compensation, health insurance coverage, worksite safety programs and employee-related litigation.

We also believe that our worksite employees benefit from their relationship with us by having access to better, more affordable benefits, enhanced benefit portability, improved worksite safety and employment stability.

         We believe that there are opportunities for growth in our industry. There is an increasing trend of businesses to outsource non-core activities and functions. However, only a relatively small percentage of businesses currently utilize PEOs, although there is significant growth in the number of small businesses. These factors coupled with the ever increasing complexity of the human resource legal and regulatory framework and the costs associated with implementing the necessary management information systems to deal with these issues should lead to significant consolidation opportunities in the PEO industry.

         On February 4, 2000, we entered into a definitive merger agreement with Global Employment Solutions, Inc. ("Global") whereby Global agreed to purchase all of our outstanding shares of common stock, other than 750,000 shares which will be converted into shares of preferred stock of Global Employment Holdings, Inc., Global's parent company, for $7.75 per share. On April 12, 2000, Global terminated the definitive merger agreement.

GROWTH STRATEGY

         We intend to further strengthen our position in various U.S. markets by pursuing the following business strategies:

         Deliver High-Quality Services and Expand Client Base. By offering a broad range of high-quality services, we believe we are attractive to employers who are seeking a single-source solution to their human resource needs. We intend to continue to focus on providing high-quality, value-added services as a means to differentiate ourselves from competitors. Certain PEOs compete primarily by offering comparatively lower-cost health and workers' compensation coverage to high-risk industries or by providing principally basic payroll and payroll tax administration with only limited additional services. In contrast, we provide comprehensive and integrated human resource management to clients who are selected after we perform a risk management assessment. We believe that our strategy of emphasizing the quality and breadth of our services results in lower client turnover and more consistent growth and profits than the strategy of certain PEOs which compete by offering comparatively lower-cost coverage or limited services.

         Increase Penetration of Existing Markets. We believe that additional market penetration in established markets offers significant growth potential. Less than 2.0% of the total number of businesses having between 20 and 500 employees utilize a PEO. In established markets, our ability to achieve our growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in the marketing efforts than that which occurs in new markets. We intend to capitalize on these advantages and to achieve higher penetration in our existing markets by hiring additional sales personnel and by improving sales productivity. In addition, we intend to continue our advertising and promotional efforts in order to educate the market place regarding the quality and breadth of our services and the benefits to companies of "partnering in employment" through outsourcing the human resource function. We believe that increasing our penetration in existing markets will allow us to leverage our current economies of scale, thereby increasing our cost effectiveness and profit margins.

         Expand Through Acquisitions. The PEO industry is highly fragmented, with in excess of 2,500 companies providing PEO services in 1999 according to industry sources. Accordingly, we believe significant opportunities for additional consolidation exist in the PEO industry. This industry consolidation will be driven by growing human resource, legal and regulatory complexities, by increasing capital requirements, and by the significant economies of scale available to PEOs with a regional concentration of clients. We intend to look for opportunities to expand in our current markets by acquiring the accounts of competitors in what we refer to as "fold in" acquisitions, and possibly to enter selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. We have identified certain fundamental attributes which characterize attractive markets such as:

         o        Proximity to a major metropolitan area;

         o        Regulatory receptivity to PEOs;

         o        Prior successful introduction of the PEO concept;

         o        Favorable economic conditions; and

         o        A high concentration of small to medium-sized businesses.

         Develop Proprietary Information Systems. We will continue to develop our proprietary information systems which will enable us to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services. We also believe we may be able to derive revenues from the licensing to, or as a service bureau to, other PEOs using our proprietary system. See "Information Technology."

         Target Selected Clients in Growth Industries. We attempt to target, and tailor our services to meet the needs of businesses with between 5 and 500 employees in industries which we believe have the potential for significant growth. As of December 31, 1999, our clients had an average of approximately 8 worksite employees. Our targeted businesses are likely to:

         o        Desire the wide range of employee benefits offered by us;

         o Recognize the burden of their human resource administration costs;

         o        Experience greater employment-related regulatory burdens; and

         o        Be more financially stable.

         In addition, we believe that targeting such businesses results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

CLIENT SERVICES

         Client Service Teams. We have client service directors who oversee a service staff consisting of customer service representatives and customer service administrators. A team consisting of a client service director, a client service representative and a client service administrator is assigned to each client. The client service team is responsible for administering the client's personnel and benefits, for coordinating our response to client needs for administrative support and for responding to any questions or problems encountered by the client.

         The client service representative acts as our principal client contact and typically is on call and in contact with each client throughout the week. This individual serves as the communication link between our various departments and our on-site supervisor, who in many cases is the manager of the client's business. Accordingly, this individual is involved in every aspect of our delivery of services to the client. For example, the client service representative is responsible for gathering all information necessary to process each payroll of the client and for all other information needed by our human resources, accounting and other departments with respect to such client and to our worksite employees. A client service representative also actively participate in hiring, disciplining and terminating worksite employees, administering employee benefits, and responding to employee complaints and grievances.

         Core Activities. We provide professional employer services through six core activities:

         o        Human resource administration;

         o        Regulatory compliance management;

         o        Employee benefits administration;

         o        Risk management services and employer liability protection;

         o        Payroll and payroll tax administration; and

         o        Placement services.

         Human Resource Administration. We, as an employer, provide our clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, our human resource department handles sensitive and complicated employment issues such as employee discipline, termination, sexual harassment, and wage and salary planning and analysis. We are in the process of expanding our human resource services to assist clients in areas such as employee morale and worksite employee and on-site supervisor training. We provide a comprehensive employee handbook, which includes customized, site-specific materials concerning each worksite, to all worksite employees. In addition, we maintain extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations. This extensive record keeping is designed to substantially reduce legal actions arising from lack of proper documentation.

         Regulatory Compliance Management. We, under our standard client agreement, assume responsibility for complying with many employment related regulatory requirements. As an employer, we must comply with numerous federal and state laws, including:

         o Certain tax, workers' compensation, unemployment, immigration, civil rights, and wage and hour laws;

         o        The Americans with Disabilities Act of 1990;

         o        The Family and Medical Leave Act;

         o        Laws administered by the Equal Employment Opportunity
                  Commission; and

         o        Employee benefits laws such as ERISA and COBRA.

         We provide bulletin boards to our clients and maintain them for compliance with required posters and notices. We also assist our clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which we do not assume liability and responsibility. For example, while we provide significant safety training and risk management services to its clients, we do not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

         Employee Benefits Administration. We offer a broad range of employee benefit programs to our worksite employees. We administer such benefit programs, thereby reducing the administrative responsibilities of our clients for maintaining complex and tax-qualified employee benefit plans. By combining our multiple worksite employees, we are able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, we are able to offer to our worksite employees benefit programs that are comparable to those offered by large corporations. In fact, some programs offered by us would not otherwise be available to the worksite employees of many clients if such clients were the sole employers. Eligible worksite and corporate staff employees are entitled to participate in our employee benefit programs without discrimination. Such programs include life insurance coverage as well as our cafeteria plan that offers a choice of different health plans and dental, vision and prescription card coverage. In addition, we permit each qualified employee to participate in our 401(k) retirement plan and our dependent care assistance program. Each worksite employee is given:

         o The opportunity to purchase group-discounted, payroll-deducted auto, homeowners or renters insurance and long-term disability insurance; and

         o Access to store discount programs, free checking accounts with participating banks, a prepaid legal services plan, and various other employee benefits.

We believe that by offering our worksite employees a broad range of large corporation style benefit plans and programs we are able to reduce worksite employee turnover, which results in cost savings for our clients and us. We perform regulatory compliance and plan administration in accordance with state and federal benefit laws.

         Risk Management Services and Employer Liability Protection. Our risk management of the worksite includes policies and procedures designed to proactively prevent and control costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, we control benefit plan costs by attempting to prevent fraud and abuse by closely monitoring claims. Other risk management programs include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. We believe that such risk management efforts increase our profitability by reducing our liability exposure and by increasing the value of our services to our clients.

         Many of our direct competitors in both the public and private sector are self-insured for health care, workers' compensation and employment practices risks. In 1999, we became self-insured for Ohio Workers' Compensation. We also maintain insurance for employment practices risks, including liability for employment discrimination and wrongful termination. We believe that we historically have been able to achieve a higher level of client satisfaction and security by being insured for such risks. We believe that being insured with this insurance coverage has greatly reduced our liability exposure and, consequently, the potential volatility of our income from operations because we are not required to rely exclusively on contractual indemnification from our clients. Many of these clients do not carry insurance which covers employment practices liability or do not have sufficient net worth to support their indemnification obligations. For this coverage we have arranged for a large surplus lines insurance company rated A++ (superior) by A.M. Best Company to provide to us, and to our clients as additional insureds, employment practices liability insurance, However, there can be no assurance that such insurance will be available to us in the future on satisfactory terms, or that, if available, will be sufficient. We believe that this arrangement is better received by clients who are seeking to reduce their employment liability exposures and also prevents us from becoming involved in adversarial situations with our clients by eliminating the need for us to seek indemnification. We continue to study the possibility of becoming self-insured in the future for selected risks and believe that significant opportunities to self-insure may arise in the future.

         Payroll and Payroll Tax Administration. We provide our clients with comprehensive payroll and payroll tax administration which substantially eliminates client responsibility for payroll and payroll taxes beyond verification of payroll information. Unlike traditional payroll service providers, which do not act as employers, we, as the employer, assume liability and responsibility for the payroll and payroll taxes of our worksite employees and for the obligations of our client to make federal and state unemployment and workers' compensation filings, FICA deposits, child support levies and garnishments, and new hire reports. We receive all payroll information, calculate, process and record all such information, and either issue payroll checks or directly deposit the net pay of worksite employees into their bank accounts. We deliver all payroll checks either to the on-site supervisor of the worksite or directly to the worksite employees. As part of our strategic plan of expanding our information technology, we are in the process of developing client-based software interfaces to make it possible for clients to enter and submit payroll information via computer modems.

         Placement Services. As a part of our overall employment relationship, we assist our clients in their efforts to hire new employees. As a result of our advertising volume and contracts with newspapers and other media, we are able to place such advertisements at significantly lower prices than are available to our clients. In addition, in some cases, we do not have to place such advertisements because we already have multiple qualified candidates in a job bank or pool of candidates. We interview, screen and pre-qualify candidates based on criteria established in a job description prepared by us with the client's assistance and perform background checks. In addition, depending on the needs of our client, we test worksite employees for skills, health, and drug-use in accordance with state and federal laws. Following the selection of a candidate, we complete all hiring paperwork and, if the employee is eligible, enroll the employee in our benefit programs. We believe that our unique approach in providing such services gives us a significant advantage over our competitors. These services also enable us to reduce our administrative expenses and employee turnover and to avoid hiring unqualified or problem employees.

CLIENTS

         Our clients and we are each responsible for certain specified employer-related obligations. While we become the legal employer for most purposes, the client remains in operational control of its business. We appoint an on-site supervisor for each client worksite. In many cases, such on-site supervisor is the manager of the client's business. We require each on-site supervisor to enter with us into a standard on-site supervisor employment agreement, which specifies the on-site supervisor's duties, responsibilities and limitations of authority.

         Pursuant to the provisions of our standard client agreement, we are the legal employer of the client's worksite employees for most purposes and have the right, among other rights, to hire, supervise, terminate and set the compensation of such worksite employees. We bill our clients on each payroll date for:

         o The gross salaries and wages, related employment taxes and employee benefits of our worksite employees;

         o        Advertising associated with recruitment;

         o        Workers' compensation and unemployment service fees; and

         o        An administrative fee.

         Our administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), which fixed fee or percentage is negotiated at the time the client agreement is executed. Our administrative fee varies by client and is based primarily upon the nature and size of the client's business and our assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, our administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. In addition to the items noted above, each client must pay a one-time enrollment fee. Consistent with industry practice, we recognize all amounts billed to our clients as revenue because we are at risk for the payment of our direct costs, whether or not our clients pay us on a timely basis or at all.

         At December 31, 1999, we served approximately 1,800 clients and approximately 14,500 worksite employees resulting in an average of 8 worksite employees per client. No single client accounted for more than 2% of our revenues for the twelve months ended December 31, 1999. As a result of acquisitions in 1997 and 1998, our clientele is more geographically diverse. In 1996, approximately 94% of our client base was located in Ohio. At December 31, 1999, less than 30% of the worksite employees were located in Ohio. Our client base is broadly distributed throughout a wide variety of industries. Our clientele is heavily weighted towards professional, service, light manufacturing and non-profit businesses. Our exposure to higher workers' compensation claims businesses such as construction and commercial is less than 25% of our total business.

         We have benefited from a high level of client retention, resulting in a significant recurring revenue stream. The attrition that we have experienced has typically been attributable to a variety of factors, including:

         o        Sale or acquisition of the client;

         o Termination by us resulting from the client's inability to make timely payments;

         o        Client business failure or downsizing; and

         o        Client nonrenewal due to price or service dissatisfaction.

         We believe that the risk of a client terminating its relationship with us decreases substantially after the client has been associated with us for over one year because of the client's increased appreciation of our value-added services and because of the difficulties associated with a client reassuming the burdens of being the sole employer. We believe that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with our services or to retain the services of a competitor.

SALES AND MARKETING

         We market our services through a direct sales force of sales executives. Each of our sales executives enters into an employment agreement with us which establishes a performance-based compensation program, which currently includes a base amount, sales commissions and a bonus for each new worksite employee enlisted. These employment agreements contain certain non-competition and non-solicitation provisions that prohibit the sales executives from competing against us. We attribute the productivity of our sales executives in part to their experience in fields related to one or more of our core services. The background of our sales executives includes experience in industries such as information services, health insurance, business consulting and commercial sales. Our sales materials emphasize our broad range of high-quality services and the resulting benefits to clients and worksite employees.

         Our sales and marketing strategy is to achieve higher penetration in our existing markets by hiring additional sales personnel and increasing sales productivity. Currently, we generate sales leads from the two primary sources of referrals and direct sales efforts. These leads result in initial presentations to prospective clients. Our sales executives gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. We perform a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength, and workers' compensation, and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Stringent underwriting procedures greatly reduce our controllable costs and liability exposure, and are, in part, responsible for our high rate of client retention.

INFORMATION TECHNOLOGY

         Our primary information-processing center is located at our corporate headquarters. Our other offices are connected to our centralized system through network dial-up services. We use industry-standard software to process our payroll and other commercially available software to manage standard business functions such as accounting and finance.

         Since October 1995, we have been developing an integrated information system based on client-server technology using an Oracle(TM) relational database. Our system, called TEAMDirect(TM), will allow clients to enter and submit payroll data via modem and over the Internet. The system also is used to store and retrieve information regarding all aspects of our business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. As of December 31, 1999, all of our locations were utilizing TEAMDirect(TM). We believe that this system will be capable of being upgraded and expanded to meet our needs for the foreseeable future.

CORPORATE EMPLOYEES

         As of December 31, 1999, we had 184 corporate employees at our headquarters in Worthington, Ohio and at our offices around the country.

INDUSTRY REGULATION

         OVERVIEW

         Our professional employer operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to our regulatory environment are:

         o Uncertainties resulting from the non-traditional employment relationships created by PEOs;

         o        Variations in state regulatory requirements; and

         o The ongoing evolution of regulations regarding health care and workers' compensation.

         Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs. Moreover, our PEO services are regulated primarily at the state level. Regulatory requirements regarding our business therefore vary from state to state, and as we enter new states we will be faced with new regulatory and licensing environments. There can be no assurance that we will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which we are not currently operating.

         The application of many laws to our PEO services will depend on whether we are considered an employer under the relevant statutes and regulations. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under Employee Retirement Income Security Act of 1974, as amended ("ERISA") the Internal Revenue Code of 1986, as amended (the "Code"), the workers' compensation laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time, there have been proposals to enact a statutory definition of employer for other purposes of the Code.

         While we cannot predict with certainty the development of federal and state regulations, our management will continue to pursue a strategy of educating administrative authorities as to the advantages of PEOs and assisting in the development of regulation which appropriately accommodates their legitimate business function.

         PEO SERVICES

         PEO Licensing Requirements. While many states do not explicitly regulate PEOs, approximately one-third of the states (not including Ohio) have enacted laws that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in our view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. However, because existing regulations are relatively new, there is limited interpretive or enforcement guidance available. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. We have actively supported such regulatory efforts, including certain proposed legislation in Ohio that would require PEOs to be registered with the state. Such proposed Ohio legislation would not have a material adverse effect on our business, financial condition or results of operations. Rather, we believe that such legislation would benefit the PEO industry and us by recognizing the status of PEOs as legal employers.

         Federal and State Employment Taxes. We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees, including worksite employees. There are essentially three types of federal employment tax obligations:

         o        Income tax withholding requirements;

         o        Social security obligations under FICA; and

         o        Unemployment obligations under FUTA.

Under these Code sections, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

         Employee Benefit Plans. We offer various employee benefit plans to our worksite employees, including 401(k) plans, cafeteria plans, group health plans, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to our corporate employees.

         Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. We have limited knowledge of the nature, scope and status of the Market Segment Study, and the IRS has not publicly released any information regarding the study to date. In addition, our 401(k) plan was audited for the year ended December 31, 1992, and as a part of that audit, the IRS regional office has asked the IRS national office to issue a Technical Advise Memorandum ("TAM") regarding whether or not we are the employer for benefit plan purposes. We have stated our position in a filing with the IRS that we are the employer for benefit plan purposes. We are unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to our 401(k) plan or cafeteria plan. We believe that, although unfavorable to us, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on our financial position and results of operations. If such conclusion were applied retroactively, then employees' vested account balances could become taxable immediately, we would lose our tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, we would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position and results of operations. While we believe that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the current confusion and uncertainty surrounding these issues. H.R. 1891 did not become legislation in 1999. The bill will be reintroduced in 2000 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and, if it does, what changes, if any, may be required of our existing benefit plans in order to comply with its provisions.

         In addition to the employer/employee relationship issues described above, pension and profit-sharing plans, including our 401(k) plan, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. We apply the nondiscrimination requirements of the Code to ensure that our 401(k) plan is in compliance with the requirements of the Code.

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

         As a creation of state law, workers' compensation is subject to change by the state legislature in each state and is influenced by the political processes in each state. Several states, such as Ohio, have mandated that employers receive coverage only from state operated funds. Although Ohio maintains such a "state fund," it does allow employers of a sufficient size and with sufficient ties to the state to self-insure for workers' compensation purposes. In 1999, we became self-insured for Ohio Workers' Compensation. Employers granted the privilege of self-insurance must be self-funded for at least the first $50,000 of cost in every claim but may purchase private insurance for costs in excess of that amount. Ohio also allows its "state fund" employers who meet certain criteria as a group to band together for risk pooling purposes. In addition, Ohio provides safety prevention program premium discounts. Although workers' compensation in Ohio is mandatory and generally shields employers from common law civil suits, the Ohio General Assembly has created an exception for so-called "intentional torts." In 1995, the General Assembly enacted a law imposing a very strict standard for plaintiffs to bring such suits. The Ohio Supreme Court, however, struck down similar legislative efforts in the past.

         Ohio and certain other states have recently adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. Ohio's program became effective in March 1997. We believe that such a program will not significantly impact our operations because all Ohio employers will be subject to such new laws and regulations.

         Other Employer Related Requirements. As an employer, we are subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act of 1990, the Family Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

         Responsibility for complying with various state and federal laws and regulations is allocated by agreement between our clients and us, or, in some cases, is the joint responsibility of both. Because we act as an employer of worksite employees for many purposes, it is possible that we could incur liability for violations of laws even though we are not contractually or otherwise responsible for the conduct giving rise to such liability. Our standard client agreement generally provides that the client will indemnify us for liability incurred both as a result of an act of negligence of a worksite employee under the direction and control of the client and to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that we will be able to enforce such indemnification, and we may therefore be ultimately responsible for satisfying the liability in question.

RISK FACTORS

         Potential For Unfavorable Government Regulations. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations ("worksite employees"), we assume certain obligations and responsibilities of an employer under these laws. Because many of the laws related to the employment relationship were enacted prior to the development of alternative employment arrangements, such as those provided by professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning such relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by us and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on our results of operations and financial condition.

         The application of many laws to our PEO services will depend on whether we are considered an employer under the relevant statutes and regulations. The common law test of the employment relationship is generally used to determine employer status for benefit plan purposes, ERISA, the Code, the workers' compensation laws of many states and various state unemployment laws. This common law test involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. For a discussion of certain of these factors, see "Industry Regulation -- Overview." By contrast, certain statutes such as those relating to PEO licensing and federal income tax withholding use differing or more expansive definitions of employer. In addition, from time to time, there have been proposals to enact a statutory definition of employer for other purposes of the Code.

         While many states do not explicitly regulate PEOs, approximately one-third of the states, but not Ohio, have enacted laws that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. There can be no assurance that we will be able to comply with any such regulations which may be imposed upon us in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. See "Industry Regulation."

         In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity. See "Industry Regulation."

         Risk of Loss of Qualified Status for Certain Tax Purposes. Representatives of the IRS have publicly stated that the IRS is conducting a Market Segment Study of the PEO industry, focusing on selected PEOs (not including us), in order to examine the relationships among PEOs, worksite employees and owners of client companies. We have limited knowledge of the nature, scope and status of the Market Segment Study, and the IRS has not publicly released any information regarding the study to date. In addition, our 401(k) plan was audited for the year ended December 31, 1992, and, as part of that audit, the IRS regional office has asked the IRS national office to issue a TAM regarding whether or not we are the employer for benefit plan purposes. We have stated our position in a filing with the IRS that we are the employer for benefit plan purposes. If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Code as a result of either the Market Segment Study or the TAM, then the tax qualified status of our 401(k) plan could be revoked and our cafeteria plan may lose its favorable tax status. The loss of qualified status for the 401(k) plan and the cafeteria plan could increase our administrative expenses, increase client dissatisfaction and adversely affect the our ability to attract and retain clients and worksite employees, and, thereby, materially adversely affect our financial condition and results of operations. We are unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the TAM, and the ultimate outcome of such conclusions or findings. We are also unable to predict the impact that the foregoing could have on our administrative expenses, and whether our resulting liability exposure, if any, will relate to past or future operations. Accordingly, we are unable to make a meaningful estimate of the amount, if any, of such liability exposure. See "Industry Regulation -- PEO Services (Employee Benefit Plans)."

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) was proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the confusion and uncertainty surrounding these issues currently. H.R. 1891 did not become legislation in 1999. The bill will be reintroduced in 2000 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and if it does, what changes, if any, may be required of our existing benefit plans in order to comply with its provisions.

         Failure to Manage Growth and Risks Related to Growth Through Acquisitions. We intend to continue our internal growth and to pursue an acquisition strategy. Such growth may place a significant strain on our management, financial, operating and technical resources. We have limited acquisition experience, and growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating such businesses with our operations. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or profitably manage such additional companies, or that future acquisitions will produce returns that justify the investment or that are comparable to our past returns. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we may have. There can be no assurance that management skills and systems currently in place will be adequate to implement our strategy of growth through acquisitions and through increased market penetration in Ohio and its other existing markets. The failure to manage growth effectively, or to implement its strategy, could have a material adverse effect on our results of operations and financial condition. We have experienced significant internal growth since our inception; however, there can be no assurance that we will be able to sustain our past growth rate. There also can be no assurance that the PEO industry as a whole will be able to sustain the growth rate we have experienced in recent years. See "Business -- Growth Strategy."

         Risks Associated With Expansion Into Additional States. We have offices in California, Florida, Idaho, Illinois, Michigan, Mississippi, Montana, Ohio, Oregon, Tennessee, Utah, and Washington. In the event that we determine to offer our services to prospective clients in a state in which we have not previously operated, we, in order to operate effectively in such new state, will have to obtain all necessary regulatory approvals, achieve acceptance in the local market, and adapt our procedures to the state's regulatory requirements and local market conditions. The length of time required to obtain regulatory approval to begin operations will vary from state to state. There can be no assurance that we will be able to satisfy licensing requirements or other applicable regulations of any particular state in which we are not currently operating, that we will be able to provide the full range of services currently offered in our existing markets, or that we will be able to operate profitably within the regulatory environment of any state in which we do obtain regulatory approval. The absence of required licenses would require us to restrict the services we offer. See "Industry Regulation." Moreover, as we expand into additional states, there can be no assurance that we will be able to duplicate in other markets the revenue growth and operating results experienced in our Ohio market.

         Risk of Loss From Client Nonpayment of Direct Costs. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not our client pays us on a timely basis, or at all. To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. We attempt to minimize our credit risk by investigating and monitoring the credit history and financial strength of our clients and by generally requiring payments to be made by wire transfer, immediately available funds or Automated Clearing House ("ACH") transfer. With respect to ACH transfers, we are obligated to pay the client worksite employees if there are insufficient funds in the client's bank account on the payroll date. Our policy, however, is only to permit clients with a proven credit history with us to pay by ACH transfer. In addition, in the event of nonpayment by a client, we have the ability to terminate immediately our contract with the client. We also protect ourselves when we deem necessary by obtaining unconditional personal guaranties from the owners of clients and/or a cash security deposit, bank line of credit or pledge of certificates of deposit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although we historically have not incurred significant bad debt expense, in each payroll period we have a nominal number of clients who fail to make timely payment prior to our delivery of the payroll. Our bad debt was $0 for the year ended December 31, 1997, and $9,748 for the year ended December 31, 1998. For the year ended December 31, 1999 we charged $150,000 to bad debt expense and increased our reserve from $50,000 at December 31, 1998 to $200,000 at December 31, 1999. There can be no assurance that our bad debt expense will not increase in the future.

         Risk of Loss From Increased Workers' Compensation and Unemployment Costs. Prior to 1999, we paid premiums into the Ohio Bureau of Workers' Compensation state fund with respect to our worksite employees located in Ohio and maintained workers' compensation insurance, generally with a private insurance company, for our worksite employees located outside of Ohio. In 1999, we became self-insured for Ohio Workers' Compensation. Our worksite employees currently work in approximately 30 states, resulting in the payment by us of unemployment taxes in such states. We do not generally bill our clients for our actual workers' compensation and unemployment costs, but rather bill our clients for such costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended:

         o To cover payments made by us for insurance premiums and unemployment taxes, our cost of contesting workers' compensation and unemployment claims, and other related administrative costs; and

         o        To compensate us for providing such services.

         Our workers' compensation and unemployment costs could increase as a result of many factors, including increases in the rates charged by the applicable states and private insurance companies and changes in the applicable laws and regulations. Although we believe that historically we have profited from such services, our results of operations and financial condition could be materially adversely affected in the event that our actual workers' compensation and unemployment costs exceed those billed to our clients. We believe that this risk is mitigated by the fact that our standard client agreement provides that we, at our discretion, may adjust the amount billed to the client to reflect changes in our direct costs, including, without limitation, statutory increases in employment taxes and insurance. Any such adjustment that relates to changes in direct costs is effective as of the date of the changes, and all other changes require thirty days' prior notice. Such a rate increase, however, might result in increased client dissatisfaction, which could adversely affect the ability of us to attract and retain clients and worksite employees, and, thereby, materially adversely affect our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Overview."

         Short Term Nature of Client Agreements. Our standard client agreement provides for successive one-year terms, subject to termination by us or by the client at any time upon 30 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on our financial condition, results of operations and liquidity. See "Business -- Clients."

         Liabilities For Client and Employee Actions. A number of legal issues remain unresolved with respect to the relationship among PEOs, their clients and worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. See "Industry Regulation." Our client agreement establishes a contractual division of responsibilities between us and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although such client agreements generally provide that the client indemnify us for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. See "Risk Factors -- Risk of Loss from Client Nonpayment of Direct Costs" and "Business -- Clients." In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees. We attempt to mitigate this risk by maintaining employment practices liability insurance; however, there can be no assurance that such insurance will be available to us in the future on satisfactory terms, or, if available, will be sufficient. See "Risk Factors -- Potential Legal Liability; Insurance."

         Potential Legal Liability; Insurance. As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $2 million of general liability insurance and carry employment practices liability insurance in the amount of $10 million, with a $250,000 deductible, there can be no assurance that any such insurance carried by us or our providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to our providers or us in the future and, if available, on satisfactory terms. If the insurance carried by us or our providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

         Competition and New Market Entrants. The PEO industry is highly fragmented, with, according to industry sources, in excess of 2,500 companies providing PEO services in 1999. We encounter competition from other PEOs and from single-service and "fee-for-service" companies such as payroll processing firms, insurance companies and human resource consultants. We may encounter substantial competition from new market entrants. Some of our current and future competitors may be significantly larger, have greater name recognition and have greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete effectively against such competitors in the future. See "Business -- Competition."

         Control By Principal Shareholders; Voting Agreement. On January 1, 1999, Richard C. Schilg, Kevin T. Costello, Steven Cash Nickerson, Byron G. McCurdy and Terry McCurdy (collectively, the "Voting Group") entered into a voting agreement (the "Voting Agreement"). The Voting Agreement requires that each member of the

Voting Group vote their shares of us for certain persons nominated to be our directors. Further, the Voting Agreement restricts members of the Voting Group from:

         o Soliciting proxies in opposition to any recommendation of our Board of Directors;

         o Initiating or participating in any group which proposes, without the support of the Board of Directors, any change in control of us; or

         o Taking any action which would hinder Kevin Costello's capacity to operate and function as the Chief Executive Officer of us.

As of March 20, 2000, the Voting Group beneficially owned an aggregate of 2,439,208 shares of our common stock constituting approximately 56.3% of our outstanding common stock. Accordingly, the Voting Group will be in a position to affect the management and policies of us in general, and to influence the outcome of corporate transactions or other matters submitted to our shareholders for approval, including the election of directors, mergers, acquisitions, consolidations or the sale of substantially all of our assets.

         Potential Volatility of Stock Price. The market price of our common stock could be highly volatile, fluctuating in response to factors such as changes in the economy or the financial markets, variations in our operating results, failure to achieve earnings consistent with analysts' estimates, announcements of new services or market expansions by us or its competitors, and developments relating to regulatory or other issues affecting the PEO industry. In addition, the Nasdaq National Market generally has experienced, and is likely in the future to experience, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.

         Quarterly Fluctuations in Operating Results. Historically, our quarterly operating results have fluctuated significantly as a result of a number of factors, including the timing and number of new client agreements and terminations thereof, none of which can be predicted with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."

         Shares Eligible For Future Sale; Possible Adverse Effect on Market Price. At March 20, 2000, we had 4,332,999 shares of our common stock outstanding. Of these shares, 2,210,791 shares are held by nonaffiliates of us and are freely tradable without restriction or further registration under the Securities Act or eligible for resale under the provisions of Rule 144 under the Securities Act. The holders of the remaining 2,122,208 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144 or Rule 145 under the Securities Act.

         Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of our common stock.

         Anti-Takeover Effect. Certain provisions of our Amended Articles of Incorporation and Amended Code of Regulations and of the Ohio Revised Code, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control of us and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

         o        Require certain supermajority votes;

         o Establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders proposals to be considered at shareholders' meetings; and

         o Divide the Board of Directors into two classes of directors serving staggered two-year terms.

         Pursuant to our Amended Articles of Incorporation, our Board of Directors has authority to issue up to 1,000,000 preferred shares without further shareholder approval. Such preferred shares could have dividend, liquidation, conversion, voting and other rights and privileges that are superior or senior to our shares of common stock. Issuance of preferred shares could result in the dilution of the voting power of our shares of common stock, adversely affect holders of our shares of common stock in the event of our liquidation or delay, and defer or prevent a change in our control. In certain circumstances, such issuance could have the effect of decreasing the market price of our shares of common stock.

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

         Future Capital Needs; Uncertainty of Additional Financing. We currently anticipate that our available cash resources combined with funds from operations will be sufficient to meet our presently anticipated working capital and capital expenditures requirements. We may need to raise additional funds through public or private debt or equity financing in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions or to respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of our then current shareholders may be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, then we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services or otherwise respond to unanticipated competitive pressures and our business, operating results and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2.  PROPERTIES.

         We lease office facilities in Ohio, Michigan, Florida, Illinois, California, Idaho, Utah, Montana, Oregon, Tennessee, Washington, and Mississippi. Our headquarters are located in a suburb of Columbus, Ohio in a leased building that houses our executive offices and PEO operations for central Ohio worksite employees. Our other offices are used to service our local PEO operations and are also leased. We believe that our current facilities are adequate for its current needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

         TEAM America, Global Employment Solutions, and some of our officers and directors, have been named as defendants in a purported class action lawsuit filed in the Court of Common Pleas Franklin County, Ohio. The action is entitled Austin v. TEAM America Corporation, et al., Case No. 99 CVH-11-9678.

         The complaint in this action essentially alleges that by entering into the merger agreement, the defendants are depriving our public shareholders of their equity interest in us at a grossly unfair and inadequate price and are usurping our growth and future prospects to the defendants' own benefit. The complaint alleges that defendants have breached fiduciary duties and seeks remedies in the nature of an injunction against the merger, an order compelling the defendants to perform their fiduciary duties, and, if the merger is consummated, an award of damages in an unspecified amount.

         On December 21, 1999, the defendant's filed a motion to dismiss. The parties are awaiting a ruling on that motion. We and the other defendants believe that all of us have properly fulfilled all fiduciary duties owed to the shareholders of the Company and that the merger was in the best interests of the Company's shareholders. Because Global Employment Solutions terminated the merger agreement on April 12, 2000, we expect that the complaint will be rendered moot. We and the other defendants therefore intend to vigorously defend against the action.

         We are not involved in any other material pending legal proceedings, other than ordinary routine litigation incidental to our business. We do not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was quoted on the Nasdaq National Market under the symbol "TMAM" since the commencement of our initial public offering on December 10, 1996 until October 1, 1999, when our common stock began trading on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market and the Nasdaq SmallCap Market.

              CALENDAR PERIOD                                              COMPANY COMMON STOCK
-------------------------------------------------                          ---------------------
                                                                         High                  Low
   Fiscal 1996:
      Fourth Quarter (December 10 to December 31)                       $12.25                $11.00

   Fiscal 1997:
      First Quarter                                                     $11.25                 $9.25
      Second Quarter                                                    $10.25                 $6.75
      Third Quarter                                                     $11.00                 $7.13
      Fourth Quarter                                                    $11.75                 $9.50

   Fiscal 1998:
      First Quarter                                                     $17.50                 $9.50
      Second Quarter                                                    $14.00                $10.00
      Third Quarter                                                     $10.44                 $5.00
      Fourth Quarter                                                     $7.50                 $4.13

   Fiscal 1999:
      First Quarter                                                      $6.50                 $4.00
      Second Quarter                                                     $5.38                 $4.13
      Third Quarter                                                      $6.88                 $4.00
      Fourth Quarter                                                     $7.25                 $5.25

   Fiscal 2000:
      First Quarter (through March 20, 2000)                             $7.00                 $5.38

         As of March 20, 2000, the number of record holders of our common stock, was 261. The closing sales price of the common stock on March 20, 2000, was $6.50.

         We have not paid any cash dividends to holders of our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain future earnings for reinvestment in our business. The payment of any future dividends would be at the discretion of our board of directors and would depend upon, among other things, our future earnings, operations, capital requirements, general financial condition and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected historical financial data should be read in conjunction with our Consolidated Financial Statements, including the Notes, thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data set forth below with the respect to the years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999 are derived from audited consolidated financial statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1999         1998        1997       1996       1995
                                                            ----         ----        ----       ----       ----
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AND STATISTICAL DATA)
Statement of Operations Data:
Revenues                                                  $401,940     $339,958    $155,864    $95,468    $74,921
Direct costs:
   Salaries and wages                                      350,736      291,615     134,532     81,262     63,502
   Payroll taxes, workers' compensation
   premiums, employee benefits and other                    35,482       31,576      13,013      8,763      7,594
                                                          --------     --------    --------    -------    -------

Gross profit                                                15,722       16,767       8,319      5,443      3,825

Operating expenses:
   Administrative salaries, wages and
       employment taxes                                      7,717        7,756       4,201      2,741      2,013
   Other selling, general and administrative expenses        6,479        5,760       2,623      1,560      1,039
   Depreciation and amortization                             1,771        1,483         433        125        159
                                                          --------     --------    --------    -------    -------

   Total operating expenses                                 15,967       14,999       7,257      4,426      3,211
                                                          --------     --------    --------    -------    -------

Operating income (loss)                                       (245)       1,768       1,062      1,017        614
Other income (expenses), net                                  (299)         135         540         65        (77)
                                                          --------     --------    --------    -------    -------
Income (loss) before taxes                                    (544)       1,903       1,602      1,082        537
Income tax expense (benefit)                                   214        1,221         672        458        247
                                                          --------     --------    --------    -------    -------
Net income (loss)                                         $   (758)    $    682    $    930    $   624    $   290
                                                          ========     ========    ========    =======    =======

Earnings (loss) per common share
   Basic                                                  $  (0.17)    $   0.14    $   0.26    $  0.29    $  0.14
   Diluted shares                                         $  (0.17)    $   0.14    $   0.25    $  0.29    $  0.14
Weighted average shares outstanding
   Basic                                                     4,410        4,733       3,641      2,160      2,130
   Diluted                                                   4,410        4,893       3,700      2,160      2,130

Statistical Data:
Average gross payroll per employee                        $ 24,613     $ 23,805    $ 23,396    $23,946    $21,566
Worksite employees at period end                            14,500       14,000      10,500      3,646      3,141
Clients at period end                                        1,800        1,450       1,050        241        184
Average number of worksite employees per
   client at period end                                        8.1          9.7          10       15.1       17.1

Gross profit margin                                            3.9%         4.9%        5.4%       5.7%       5.1%

                                                                                  DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1999         1998        1997       1996       1995
                                                            ----         ----        ----       ----       ----
Balance Sheet Data:
Working capital (deficit)                                 $   (279)    $  2,055    $  3,629    $13,484    $   (73)
Total Assets                                                47,886       47,540      41,010     19,899      4,986
Long-term obligations and
     redeemable preferred stock                                616          503         512        386        364
Total shareholders' equity                                  27,272       30,177      28,339     14,147        212

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The table below sets forth results of operations for the years ended December 31, 1999, 1998 and 1997 expressed as a percentage of revenues:

                                                                        As Percent of Revenues Year Ended December 31,
                                                                        ----------------------------------------------
                                                                              1999            1998             1997
                                                                              ----            ----             ----
REVENUES                                                                     100.0%          100.0%           100.0%

DIRECT COSTS:
    Salaries and wages                                                        87.3            85.8             86.3
    Payroll taxes, worker's compensation premiums,
    employee benefits and other costs                                          8.8             9.3              8.3
                                                                             -----           -----            -----
GROSS PROFIT                                                                   3.9             4.9              5.4
                                                                             -----           -----            -----

OPERATING EXPENSES:
    Administrative salaries, wages and employment taxes                        1.9             2.3              2.7
    Other selling, general and administrative                                  1.6             1.7              1.6
    Depreciation and amortization                                              0.5             0.4              0.3
                                                                             -----           -----            -----
        Total operating expenses                                               4.0             4.4              4.6

OPERATING INCOME                                                              (0.1)            0.5              0.8
    Other income (expense), net                                               (0.1)            0.0              0.3
                                                                             -----           -----            -----
INCOME BEFORE TAXES                                                           (0.2)            0.6              1.1
    Provision for income taxes                                                 0.0             0.4              0.4
                                                                             -----           -----            -----

NET INCOME (LOSS)                                                             (0.2)%           0.2%             0.7%
                                                                             =====           =====            =====

OVERVIEW

         Reference should be made to the Notes to Consolidated Financial Statements for further information concerning revenue recognition and other related information.

         Our primary direct costs are salaries and wages of worksite employees, federal and state employment taxes, workers' compensation premiums, premiums for employee benefits and other associated costs. We may significantly affect our gross profit margin by how we manage our employment risks, including workers' compensation and state unemployment costs, as described below. Our risk management of the worksite includes policies and procedures designed to proactively prevent and control the costs of claims, lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, we control benefit plan costs by attempting to prevent fraud and abuse. Other risk management programs include effectively processing workers' compensation and unemployment claims and aggressively contesting suspicious or improper claims. We also reduce our employment-related risks by procuring employment practices liability coverage from an insurance carrier unrelated to us. The policy has a $10,000,000 aggregate limit and a $250,000 deductible. We believe that such risk management efforts increase our profitability by reducing our liability exposure and by increasing the value of our services to our clients.

         Workers' compensation costs include administrative costs and insurance premiums related to our workers' compensation coverage. With respect to worksite employees located in Ohio, we became self-insured in 1999. With respect to our worksite employees located outside of Ohio, we maintain workers' compensation insurance policies generally with private insurance companies in accordance with the applicable laws of each state in which we have worksite employees. The cost of contesting workers' compensation claims is borne by us and is not passed through directly to our clients.

         Our worksite employees currently reside in approximately 43 states and the District of Columbia, resulting in the payment by us of unemployment taxes in each of such states. Such taxes are based on rates that vary from state to state. Employers are generally subject to established minimum rates, however, the aggregate rates payable by an employer are affected by the employer's claims history. We control unemployment claims by aggressively contesting unfounded claims and by placing laid off worksite employees with other clients whenever possible.

         Our primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation and fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, insurance, general office expenses, legal and accounting fees and other operating expenses.

         Between September 1, 1997 and April 1, 1998, we acquired seven competitor PEO companies located outside of Ohio. A PEO located within Ohio was acquired in March 1997 and a PEO located in San Diego, California was acquired in December 1998. All of these acquisitions were accounted for as purchases for accounting purposes. Accordingly, the revenues and expenses of these acquired businesses are included in our income statements only from the date of acquisition forward and impact comparisons of results from 1999 to 1998 and 1997.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

         Revenues increased 18% to $401,940,000 for the year ended December 31, 1999 from $339,958,000 for the year ended December 31, 1998. If the five businesses acquired in 1998 had been acquired as of January 1, 1998, then our total revenues in 1998 would have been $357,882,000, and our pro forma growth rate for 1999 would be 12%.

DIRECT COSTS

         Total direct costs increased 20% to $386,218,000 in 1999 from $323,191,000 in 1998. Direct costs increased to 96.1% of total revenues in 1999 from 95.1% of total revenues in 1998. During 1999 we incurred approximately $2,400,000, or .6%, in additional costs in connection with expenses primarily related to acquired entities and not to our core business. In addition, there were additional costs associated with medical and liability insurance programs and with additional payroll expense and payroll tax accruals. The decline in margin also is the result of lower fees and margins in the acquired businesses, which constitute a larger percentage of the total revenue in 1999 than in 1998. Our core business, located primarily in Ohio, has historically had margins in excess of margins in the acquired businesses outside of Ohio. We continue to view the lower fees and margins in the acquired businesses as opportunities for future profitability improvement.

EXPENSES

         Administrative salaries, wages and employment taxes declined .5% to $7,717,000 in 1999 from $7,756,000 in 1998. These costs declined to 1.9% of total revenues in 1999 from 2.3% of total revenues in 1998. While the decrease in this expense category includes the staffing at all locations for an entire year, we were able to develop additional savings from the use of our centralized payroll, HR and accounting software package operating at all locations in 1999.

         Other selling, general and administrative expense increased 12% to $6,479,000 in 1999 from $5,760,000 in 1998. In addition to the increased costs from the acquired companies for a full year, expenses also rose for commissions, rent, phones, equipment leases, bank charges, computer expenses, and professional fees. Also, in connection with the termination of the merger with Global, we accrued $400,000 for fees associated with the merger. This accounted for 7% of the 12% increase from 1998. These costs declined to 1.6% of revenue in 1999 from 1.7% in 1998.

         Depreciation and amortization expense rose to $1,771,000 in 1999 from $1,483,000 in 1998. Depreciation expense increased as a result of the acquisition of computer equipment and software during the past year. Amortization expense is the amortization of goodwill and other intangibles arising from the acquisitions, and it increased slightly during 1999 due to a full year of amortization for 1998 acquisitions. As a percentage of revenue both 1999 and 1998 were .4%.

INCOME FROM OPERATIONS

         Operating income (loss) declined by $2,013,000 to $(245,000) in 1999 from $1,768,000 in 1998. Approximately $2,400,000 of additional costs in 1999 related primarily to acquired entities and not to our core business. In addition, there were additional costs associated with medical and liability insurance programs and additional payroll expense and payroll tax accruals. We also accrued $400,000 at year end for fees associated with the termination of the Global merger.

         Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") is defined by us as operating income plus depreciation and amortization. EBITDA, which excludes depreciation and amortization expense of $1,771,000 in the 1999 period compared to $1,483,000 in the 1998 period, decreased 53% to $1,526,000 in 1999 from $3,251,000 in 1998.

OTHER INCOME (EXPENSE)

         Other income (expense) is primarily net interest income or expense. During 1999 interest expense exceeded interest income, due primarily to new borrowings to fund a $2,500,000 purchase of treasury shares. Interest income in 1998 was primarily from the investment of the funds remaining from prior IPO proceeds.

INCOME TAX EXPENSE

         Income tax expense was $214,000 in 1999 compared to $1,221,000 in 1998. Income tax expense occurs in 1999 because the goodwill amortization is not a deductible expense for tax purposes; this increases taxes by approximately $400,000 annually. In 1998 the income tax expense was 64% of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

         As a result of the fourth quarter charges, 1999 had a net after-tax loss of $(758,000), or (0.2)% compared to 1998's net income of $682,000, or 0.2%.

         Basic and diluted earnings (loss) per share were $(.17) in 1999 versus $.14 in 1998. Average shares outstanding decreased to 4,410,000 in 1999 compared to 4,893,000 in 1998 due primarily to the purchase of treasury shares in 1999.

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

DIRECT COSTS

         Total direct costs increased 119% to $323,191,000 in 1998 from $147,545,000 in 1997. Direct costs increased to 95.1% of total revenues in 1998 from 94.6% of total revenues in 1997. The decline in margin is the result of lower fees and margins in the acquired businesses. Our core business, located primarily in Ohio, has historically had margins in excess of 5%. Margins in the acquired businesses outside of Ohio were 4% in 1998. We view the lower fees and margins in the acquired businesses as opportunity for future profitability improvement.

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

         Other selling, general and administrative expense increased 120% to $5,760,000 in 1998 from $2,623,000 in 1997. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new marketing and employee benefits literature for the acquired companies, travel, professional fees and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once our new centralized payroll, HR and accounting software package is deployed and operating at all locations in 1999.

         Depreciation and amortization expense rose to $1,483,000 in 1998 from $433,000 in 1997. Depreciation expense increased as a result of the acquisition of computer equipment and software during the past year. Amortization expense is the amortization of goodwill and other intangibles arising from the acquisitions.

INCOME FROM OPERATIONS

         Operating income rose 67% to $1,768,000 in 1998 from $1,061,000 in 1997. However, EBITDA which excludes the depreciation and amortization expense of $1,483,000 in the 1998 period compared to only $433,000 in the 1997 period, increased 117% to $3,251,000 in 1998 from $1,495,000 in 1997.

OTHER INCOME

         Other income is primarily interest income that declined to $135,000 in 1998 from $540,000 in 1997. Other income is income from the investment of the $13,314,000 of IPO proceeds. Through December 31, 1997, the entire amount was invested. By December 31, 1997, the balance remaining had declined to approximately $5,000,000 and had further declined to approximately $1,481,000 at December 31, 1998 as a result of using the proceeds to acquire competitors.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had a working capital deficit of $(280,000), a decline of $2,335,000 from the December 31, 1998 working capital surplus of $2,055,000. The decrease in working capital correlates with the decrease in earnings.

         Our primary source of liquidity and capital resources has historically been our internal cash flow from operations. However, in 1999, the reduction in operating income was a major factor in a decline in cash flow from operations from $2,627,000 in 1998 to $(942,000) in 1999.

         We recognize as revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite employees as of the end of each accounting period which have not yet been billed to the client. These occur because of timing differences between the date our accounting period ends and the billing dates for client payroll periods that include the day our accounting period ends. The amount of unbilled receivables, as well as the related accrued liabilities, has increased with our growth.

         For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers, compensation costs, whether or not our client pays us on a timely basis, or at all. We historically have not incurred significant bad debt expenses because we generally collect from our clients all revenues with respect to each payroll period in advance of our payment of the direct costs associated therewith. We attempt to minimize our credit risk by investigating and monitoring the credit history and financial strength of our clients and by generally requiring payments be made by wire transfer, immediately available funds or ACH transfer. With respect to ACH transfers, we are obligated to pay the client's worksite employees even if there are insufficient funds in the client's bank account on the payroll date. Our policy, however, is only to permit clients with a proven credit history with us to pay by ACH transfer. In addition, in the rare event of nonpayment by a client, we have the ability to terminate immediately our contract with the client. We also protect ourselves by obtaining, when we deem necessary, unconditional personal guarantees from the owners of a client and/or a cash security deposit, bank letter of credit or pledge of certificates of deposits. As of December 31, 1999 and 1998, we held cash security deposits in the amounts of $456,000 and $637,000 respectively.

         Additional sources of funds are advance payments of employment taxes and insurance premiums that we hold until they are due and payable to the respective taxing authorities and insurance providers.

         Net cash used in investing activities was $588,000 and $2,793,000 for the years ended December 31, 1999 and 1998, respectively. The principal use of cash from investing activities in 1999 was the purchase of computer equipment and software to support the growth of the business. In 1999, $210,000 was paid to former executives of our Oregon location for covenants not to compete in connection with their resignation from our company. In the second quarter of 1999, $2,000,000 was borrowed from a bank and was fully collateralized by a short-term certificate of deposit. The certificate of deposit and the related borrowing were retired in October 1999. During 1998, $2,048,000 was paid toward the purchase of five PEO companies. In addition to the cash paid for acquisitions, 118,221 and 146,007 shares of our common stock were also issued in 1999 and 1998. Since these shares were issued without either an effective registration statement or an exemption from registration, these shares are unregistered restricted shares and cannot be sold for a one-year period from the date of issuance.

         During the first quarter of 1999, 500,000 shares of our stock were acquired from our founder and former Chairman for $2,500,000. We borrowed $800,000 from our bank for this stock acquisition and issued two 5.75% notes totaling $1,700,000. Subsequently, in 1999, we borrowed an additional $700,000 from our bank and paid $800,000 of the notes to the founder and former Chairman.

         In connection with an acquisition in 1997, we guaranteed the price of 68,468 shares at $10.25 for the one-year period from October 6, 1998 to October 6, 1999. In 1998, we advanced $280,727 to the holder of 27,388 shares. We were obligated to pay the holder of the remaining 41,080 shares the difference between $10.25 and the price realized upon sale of the shares. During 1999, $240,567 was paid to one of the holders of these shares under this guarantee agreement.

         In September 1998, our Board of Directors approved a share repurchase of up to 200,000 shares of our common stock. In 1998, 60,000 shares were repurchased at a cost of $372,000. In 1998 other financing activities were not material, as we had no debt or significant capital leases.

         Presently, we have no material commitments for capital expenditures. Primary new uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, we are limited in our ability to continue to acquire other PEO companies unless we can raise additional capital since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.

         We believe that existing cash, cash equivalents and internally generated funds will be sufficient to meet our presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the foreseeable future. To the extent we need additional capital resources, we believe that we will have access to existing bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to us, or at all.

         We did not pay dividends in 1997, 1998, or 1999, and do not expect to pay a dividend in the foreseeable future.

INFLATION

         We believe the effects of inflation have not had a significant impact on its results of operations or financial condition.

QUARTERLY RESULTS

         The following table sets forth certain unaudited operating results of each of the nine consecutive quarters in the period ended December 31, 1998 which comprise all of the quarterly periods following our initial public offering of its common stock on December 10, 1996. The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations of such periods. This information should be read in conjunction with our Consolidated Financial statements and the Notes thereto.

         The 1999 results for the first three quarters have been restated to reflect the timing of the $2,400,000 of additional costs to the 1999 financial statements due primarily to acquired entities and not to our core business. In addition, there were costs associated with medical and liability insurance programs and additional payroll expenses.

                                                              QUARTER ENDED
                                                              -------------

                                        DEC. 31      MAR. 31     JUNE 30     SEPT. 30     DEC. 31
                                         1996         1997        1997         1997        1997
                                         ----         ----        ----         ----        ----
                                               (In thousands except per share amounts)
Revenues                                $25,762      $25,542     $31,812     $36,697      $61,812
Direct costs                             24,218       24,143      30,000      35,000       58,402
Net Income                                  167          232         332         173          193
Earnings Per Share:
Basic                                      $.07         $.07        $.10        $.05         $.04
Diluted                                    $.07         $.07        $.10        $.05         $.04


                                                     MAR. 31     JUNE 30     SEPT. 30     DEC. 31
                                                      1998        1998         1998        1998
                                                      ----        ----         ----        ----
                                                       (In thousands except per share amounts)
Revenues                                             $70,034     $84,107     $89,499      $96,318
Direct costs                                          66,624      79,777      85,184       91,606
Net Income                                                 1         246         233          202
Earnings Per Share:
Basic                                                   $.00        $.05        $.05         $.04
Diluted                                                 $.00        $.05        $.05         $.04

                                                     MAR. 31    JUNE 30     SEPT. 30     DEC. 31
                                                      1999       1999         1999        1999
                                                      ----       ----         ----        ----
                                                   (Restated)  (Restated)   (Restated)
                                                        (In thousands except per share amounts)
Revenues                                             $90,654    $101,379    $102,677     $107,230
Direct costs                                          87,121      97,659      98,717      102,721
Net Income (loss)                                       (238)       (165)        (77)        (278)
Earnings (loss) Per Share:
Basic                                                  $(.05)      $(.04)      $(.02)       $(.06)
Diluted                                                $(.05)      $(.04)      $(.02)       $(.06)

As Reported:                                         MAR. 31    JUNE 30     SEPT. 30
                                                      1999       1999         1999
                                                      ----       ----         ----
                                                   (Original)  (Original)   (Original)
Revenues                                             $90,654    $101,379    $102,677
Direct costs                                          86,410      96,870      98,121
Net Income (loss)                                        184         307         311
Earnings (loss) Per Share:
Basic                                                    .04         .07         .07
Diluted                                                  .04         .07         .07


FORWARD-LOOKING INFORMATION

         Statements in the preceding discussion that indicate our or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended

December 31, 1999 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are based upon our ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Our Board of Directors has fixed the number of Directors at eight. The Board of Directors currently is divided into two classes. Class I has two members and Class II currently has three members. There are currently two vacancies in Class I and one vacancy in Class II. The members of the two classes are elected to serve for staggered terms of two years.

         Listed below are the names of each of our Directors, their ages, the year in which each first became a Director, their principal occupations during the past five years and other directorships, if any, held by them in companies with a class of equity securities registered pursuant to the Securities Exchange Act of 1934, or otherwise subject to its periodic reporting requirements. See "Security Ownership of Certain Beneficial Owners and Management" for information regarding such persons' holdings of our equity securities.

                               CLASS II DIRECTORS
                       (NOMINEES TERMS TO EXPIRE IN 2002)

                                             DIRECTOR
            NAME                  AGE         SINCE             PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS
-----------------------------     ---        --------     ---------------------------------------------------------
Kevin T. Costello                 50           1992       Chief Executive Officer of the Corporation since 1999;
                                                          President of the Corporation since 1998; Senior Vice
                                                          President of Operations and Chief Operating Officer of
                                                          the Corporation from 1993 to 1998; Vice President of
                                                          Sales and Marketing of the Corporation from 1991 to 1993.

Charles F. Dugan II               60           1994       Secretary of the Corporation since 1999; Assistant Secretary of the Corporation from 1992 to 1999; Outside counsel to the
                                                          Corporation since 1987. Private law practice since 1990.

Crystal Faulkner                  40           1997       Principal in the accounting firm of Cooney, Faulkner &
                                                          Stevens, LLC since December, 1999. Principal in the accounting firm of Rippe & Kingston, Cincinnati, Ohio from 1991
                                                          to December, 1999.

                                CLASS I DIRECTORS
                             (TERMS EXPIRE IN 2001)

                                             DIRECTOR
            NAME                  AGE         SINCE             PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS
-----------------------------     ---        --------     ---------------------------------------------------------
William W. Johnston               54           1990       Chairman of the Board of Directors of the Corporation
                                                          since 1999; Secretary of the Corporation since 1990;
                                                          outside general counsel to the Corporation since 1989.

M. R. Swartz                      60           1991       Restaurant owner/operator.

EXECUTIVE OFFICERS

         The following table and biographies set forth information concerning our executive officers, who are elected by the Board of Directors:

NAME                       AGE              POSITION
----                       ---              --------
Kevin T. Costello          50       President, Chief Executive Officer and Director

Charles F. Dugan II        60       Secretary and Director

Thomas Gerlacher           57       Chief Financial Officer and Treasurer

William W. Johnston        54       Chairman of the Board of Directors

Byron G. McCurdy           43       Executive Vice President of Government Affairs; President of TEAM
                                    America West, Inc. and Director

         Kevin T. Costello has been a Director of the Corporation since 1992, President since 1998 and Chief Executive Officer since 1999. Mr. Costello served as Senior Vice President of Operations and Chief Operating Officer of the Corporation from 1993 to 1998. From 1991 to 1993, Mr. Costello served as Vice President of Sales and Marketing of the Corporation.

         Charles F. Dugan II has been a Director of the Corporation since 1994 and served as Assistant Secretary of the Corporation since 1992 and Secretary since 1999. Mr. Dugan has served as counsel to the Corporation since 1987. From 1970 to 1990, Mr. Dugan was a partner in the law firm of Vorys, Sater, Seymour and Pease located in Columbus Ohio. Mr. Dugan currently practices law in his own firm located in Columbus, Ohio.

         Thomas Gerlacher was appointed Vice President of Finance, Treasurer and Chief Financial Officer of the Corporation in March 2000. Mr. Gerlacher was Vice President of Finance for United Magazine Company from July 1998 to February 1999 and Chief Financial Officer of United Magazine Company from December 1993 to July 1998.

         William W. Johnston has been a Director of the Corporation since 1990 and served as Secretary of the Corporation from 1990 to 1998 and as general counsel to the Corporation since 1989. Mr. Johnston was named Chairman of the Board in 1999. From 1982 to 1990, Mr. Johnston was a partner in the law firm of Crabbe, Brown, Jones, Potts and Schmidt located in Columbus, Ohio. Mr. Johnston currently practices law in his own firm located in Worthington, Ohio. From 1976 to 1982, Mr. Johnston was the Chairman of the Ohio Industrial Commission.

         Byron G. McCurdy has been Executive Vice President of Government Affairs of the Corporation and President of TEAM America West, Inc., a wholly owned subsidiary of the Corporation, since November 1, 1997. Mr. McCurdy was the President and founder of Aspen Consulting Group, Inc. from March 1984 until November 1997.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of shares of common stock of the Corporation with the Securities and Exchange Commission. Executive officers, Directors and greater than ten-percent shareholders are required to furnish us with copies of all such forms they file.

         To our knowledge, based solely on its review of the copies of such forms received by us, and written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to its executive officers, Directors and greater than ten-percent shareholders were complied with in fiscal 1999, except for late Form 4 filings for each of Messrs. Schilg, Goodrich and Costello and Ms. Faulkner.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the annual and long-term compensation of our chief executive officer and the other executive officers (together, the "Named Executives"), whose total salary and bonus for the last completed fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL                          LONG TERM
                                                     COMPENSATION(1)                   COMPENSATION
                                                     ---------------                   ------------
                                                                                       STOCK OPTIONS        ALL OTHER(3)
     Name and Principal Position            YEAR         SALARY          BONUS           # GRANTED          COMPENSATION
     ---------------------------            ----         ------          -----           ---------          ------------
     Kevin T. Costello, President and       1999       $351,550 (1)     $63,000               --               $8,703
     Chief Executive Officer                1998       $308,752 (1)          --           50,000               $8,587
                                            1997       $266,686 (1)     $60,000          125,000(2)            $8,222

     Michael R. Goodrich                    1999       $115,500              --               --               $8,103
     Chief Financial Officer (4)(5)         1998        $110,98              --           35,000               $9,830
                                            1997        $62,320         $30,000           55,000               $3,017

     Byron G. McCurdy                       1999       $162,701              --               --               $7,630
     Executive Vice President (4)           1998       $150,000              --               --               $5,181
                                            1997        $18,750              --          159,702                 $800

(1) Includes commissions in the amounts of $134,704 in 1999, $115,620 in 1998 and $90,553 in 1997 paid to Mr. Costello.

(2) Includes the replacement of 50,000 options each for Mr. Costello which were granted in 1996 at $12.00 per share and cancelled on September 3, 1997.

(3) Represents health care insurance premiums paid by the Corporation for the benefit of the indicated Named Executive Officer and the compensatory value of a company provided car.

(4) Dates of employment for the Named Executives are as follows: Mr. Goodrich, March 31, 1997; Mr. McCurdy, November 1, 1997, upon the acquisition of Aspen Consulting Group, Inc.

(5) Mr. Goodrich's employment with us ended upon his resignation in January 2000.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         We made no options grants during fiscal 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the value of unexercised stock options held as of December 31, 1999 by the Named Executives. No options were exercised by such executive officers during fiscal 1999.

                                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END ($)(2)
                                                                    ------------------------------   -------------------------
                                        SHARES
                                      ACQUIRED ON       VALUE
                                      EXERCISE (#)  REALIZED ($)(1)  EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
                                      ------------  ---------------  -----------   -------------  -----------   -------------
         Kevin T. Costello                 0              0           $ 60,000      $ 115,000       $ 3,125       $ 12,500
         Michael R. Goodrich               0              0             29,000         61,000         2,188          8,750
         S. Cash Nickerson                 0              0            102,000              0             0              0
         Byron G. McCurdy                  0              0             63,880         95,822             0              0

(1) Represents the difference between the per share fair market value on the date of exercise and the per share option exercise price, multiplied by the number of shares to which the exercise relates.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value at year end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

EMPLOYMENT AGREEMENTS

         Kevin T. Costello. Mr. Costello has executed an employment agreement with us pursuant to which he has agreed to serve as our President and Chief Executive Officer for a period of three years and, unless terminated in accordance with the provisions therein, on the first day of each month that the agreement is in effect, the remaining term thereof will be automatically extended for one additional month. Under the terms of the agreement, Mr. Costello receives an annual base salary which was $215,000 in 1999, plus incentive compensation in an amount determined by our compensation committee based upon various factors including our results of operations and financial condition and Mr. Costello's performance during the relevant period. In addition to such base salary and incentive compensation, Mr. Costello may receive commissions on sales to clients for which he is responsible pursuant to terms and conditions determined by our compensation committee. In the event Mr. Costello's employment is terminated for cause, we will pay Mr. Costello the compensation and benefits due under his employment agreement through the date of such termination. Mr. Costello's employment agreement contains certain noncompetition and non-solicitation provisions which prohibit him from competing with us during his employment and for a period of one year after termination of his employment.

         We have agreed to maintain one or more life insurance policies on the life of Mr. Costello in an aggregate amount sufficient to pay Mr. Costello's widow approximately $110,000 per year for 15 years in the event that he dies prior to his retirement. No such benefit will be paid in the event that Mr. Costello dies after his retirement. In addition, upon Mr. Costello's retirement on or after his sixty-fifth birthday, we will pay him an amount calculated to be equal to the maximum loan available from such insurance policy which will not cause the insurance policy to lapse prior to his life expectancy. Thereafter, such amount shall be recalculated on an annual basis and we will pay Mr. Costello any increase in such amount. Additionally, we maintain a Key Man life insurance policy on Mr. Costello in the amount of $750,000 for the benefit of the Corporation.

         See "Executive Compensation--Stock Option Grants in Last Fiscal Year" for a discussion of options granted to Mr. Costello in 1998.

         Effective January 1, 1999, our founder and chairman, Richard C. Schilg, resigned his position with us. In lieu of any other separation payments that may have been required, we agreed to acquire 500,000 shares at $5 per share, the fair market value, from Mr. Schilg. The shares were acquired on February 11, 1999 for a cash payment of $800,000 and two notes totaling $1,700,000 and bearing interest at 5.75%. Subsequently, in 1999 we borrowed an additional $700,000 from our bank and paid $800,000 to pay off one of the notes to Mr. Schilig. The balance of the remaining note is $620,000 at April 14, 2000. On that date a partial payment is to be made and the balance is to be extended.

         The following Compensation Committee Report and Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any of our filings under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee

         The Compensation Committee consisted of Messrs. Dugan and Johnston and Ms. Faulkner in fiscal 1999.

COMPENSATION POLICIES

         Our compensation program is designed to attract and retain highly qualified executive officers and managers and to motivate them to maximize our earnings and shareholder returns. Our executive and key personnel compensation consists of two principal components: (i) cash compensation, consisting of a base salary and, in certain cases, commissions on sales to clients and/or a bonus which is based upon our operating performance, and (ii) stock options. Stock options are intended to encourage key employees to remain employed by us by providing them with a long-term interest in our overall performance as reflected by the performance of the market for our common stock.

         The compensation of our executive officers, other than the chief executive officer, is established annually by the CEO in consultation with the Compensation Committee, subject to the provisions of any applicable employment agreements. See "Executive Compensation--Employment Agreements." In establishing the compensation of executive officers, various factors are considered, including the executive officer's individual scope of responsibilities, the quality of his or her performance in discharging those responsibilities and our financial performance as a whole.

CEO COMPENSATION

         The CEO's minimum annual base salary has been established pursuant to an employment agreement, which was executed on October 26, 1999. In fiscal 1999, the CEO's potential compensation included base salary and a bonus which were determined by the Board of Directors based upon its perception of the individual performance of the CEO and the performance of the Corporation as a whole. No particular weight was given by the Board of Directors to any particular factor in its evaluation of each component of the CEO's compensation for fiscal 1999. In 2000, the CEO's base salary will be as set forth in his employment agreement (see "Executive Officers--Employment Agreements") and his bonus, stock options and commissions, if any, will be determined by the Compensation Committee based upon the foregoing factors.

         The Budget Reconciliation Act of 1993 amended the Internal Revenue Code to add Section 162(m) ("Section 162(m)") which bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1,000,000 per year. Generally, the Corporation intends that compensation paid to covered employees shall be deductible to the fullest extent permitted by law. The 1996 Incentive Stock Plan, as defined and described in this Proxy Statement, is intended to qualify under Section 162(m).

                           THE COMPENSATION COMMITTEE

                           William W. Johnston
                           Charles F. Dugan II
                           Crystal Faulkner

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our common stock from December 10, 1996 (the date we became a public company), until December 31, 1999, with the cumulative total return of (a) the Nasdaq Stock Market-US Index and (b) the S&P SmallCap 600 Services (Commercial and Consumer) Index. The graph assumes the investment of $100 in our common stock, the Nasdaq Stock Market-US Index and the S&P SmallCap 600 Services (Commercial and Consumer) Index. The initial public offering price of our common stock was $12.00 per share and the closing price of the shares on the first day of trading was $12.25.

                COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*
                         AMONG TEAM AMERICA CORPORATION,
             THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP


                               12/6/96     12/96     12/97     12/98     12/99
                               -------     -----     -----     -----     -----
                                                    DOLLARS
TEAM AMERICA CORPORATION        100.00      94.79     87.50     47.92     47.40
PEER GROUP                      100.00     102.22    152.38    203.98    228.41
NASDAQ STOCK MARKET (U.S.)      100.00     100.12    122.68    172.87    312.31

*$100 INVESTED ON 12/6/96 IN STOCK OR INDEX-
 INCLUDING REINVESTMENT OF DIVIDENDS.
 FISCAL YEAR ENDING DECEMBER 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2000, by each person known by us to own beneficially more than five percent of our outstanding common stock, by each Director, by each executive officer named in the Summary Compensation table contained in "Executive Compensation," and by all directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him or her.

                                                                                                PERCENT
                                                                                               OF SHARES
            NAME AND ADDRESS OF                                SHARES BENEFICIALLY            BENEFICIALLY
            BENEFICIAL OWNER (1)                             OWNED AT MARCH 20, 2000            OWNED(2)
         --------------------------                          -----------------------          ------------
         Richard C. Schilg                                        601,264  (3)                     13.9%

         Kevin T. Costello                                        461,400  (4)                     10.6%

         Charles F. Dugan II                                       37,200  (5)                      *

         Crystal Faulkner                                           3,500  (6)                      *

         William W. Johnston                                       12,660  (7)                      *

         M. R. Swartz                                              16,000  (5)                      *

         S. Cash Nickerson                                      1,376,544  (8)                     31.7%

         Byron G. McCurdy                                         435,289  (9)                     10.0%

         Terry C. McCurdy                                         420,244  (10)                     9.7%

         Michael R. Goodrich                                        9,500                           *

         Global Employment Solutions                            2,593,078  (11)                    59.8%

         All Directors and Executive
         Officers as a group (8 Persons)                        1,386,338  (12)                    32.0%

----------

* Represents less than 1% of our outstanding shares of common stock.

(1) The address of each of the directors and officers listed in the table is 110 East Wilson Bridge Road, Worthington, Ohio 43085. The address for Mr. Schilg is 3031 E. Orange Road, Lewis Center, Ohio 43035. The address of Global Employment Solutions is 14142 Denver West Parkway, Suite 350, Golden, Colorado 80401.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(3) Includes 388,600 shares owned of record by Mr. Schilg over which he has sole voting and investment power and 224,664 shares owned of record by Mr. Schilg and his wife, Judith Schilg, as joint tenants, of which Mr. Schilg shares with his wife voting and investment power.

(4) Includes 28,200 shares owned of record by Mr. Costello of which he has the sole voting and investment power and 373,200 shares owned of record by Mr. Costello and his wife, Anne M. Costello, as joint tenants, of which Mr. Costello shares with his wife voting and investment power. Also includes 60,000 shares as to which Mr. Costello has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 20, 2000.

(5) Includes 5,000 shares available from the exercise of stock options exercisable within 60 days of March 20, 2000.

(6) Includes 2,000 shares as to which Ms. Faulkner has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 20, 2000.

(7) Includes 12,360 shares as to which Mr. Johnston has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 20, 2000.

(8) Includes 102,000 shares as to which Mr. Nickerson has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 20, 2000. Also includes 84,459 shares of our common stock held by Los Lobos, Inc., a company in which Mr. Nickerson is a majority owner and 727,773 shares of our common stock that Mr. Nickerson has an option to purchase. Also includes 200,000 shares held by a private TEAM America shareholder from whom Mr. Nickerson has received a fully revocable proxy to vote on all matters in connection with any transaction involving the acquisition of a majority of our common stock. The information in this note was taken from a Schedule 13 D/A filed with the Securities and Exchange Commission by Mr. Nickerson on October 1, 1999.

(9) Includes 500 shares owned by Mr. McCurdy's minor children as to which Mr. McCurdy retains sole investment and dispositive control. Also includes 63,880 shares as to which Mr. McCurdy has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 20, 2000.

(10) Includes 63,880 shares available from the exercise of stock options exercisable within 60 days of March 20, 2000.

(11) Includes 2,593,078 shares beneficially owned by Global pursuant to a voting agreement to which Global is a party. Global does not own any shares of our common stock directly. The information in this note is taken from a Schedule 13 D/A filed with the Securities and Exchange Commission by Global on February 18, 2000. Because Global terminated the definitive merger agreement with us on April 12, 2000, Global no longer is the beneficial owner of 2,593,078 shares pursuant to a voting agreement. As of April 12, 2000, Global beneficially owns 0 shares of our common stock.

(12) Includes 143,240 shares available from the exercise of stock options exercisable within 60 days of March 20, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Costello is our President and Chief Executive Officer. Messrs. Johnston and Dugan are our Chairman and Secretary, respectively. Mr. McCurdy is our Executive Vice President and President of a wholly-owned subsidiary. Ms. Faulkner and Mr. Swartz are not employees of the Corporation. Mr. Nickerson was paid as an employee of the subsidiary until August 1, 1998 and since that date has been a paid consultant to us. During fiscal 1999, Mr. Johnston received fees for legal services provided to us in the amounts of $168,623. Ms. Faulkner's former firm, Rippe & Kingston, received fees of $33,677 for tax accounting and consulting services in 1999.

         Each of Messrs. Johnston and Dugan have entered into our standard client agreement pursuant to which each of them is both our client and worksite employee. Entities in which Mr. Nickerson or Mr. McCurdy have a controlling ownership position are clients of our subsidiaries. We have provided, and expect to continue to provide, professional employer organization services to such individuals or entities upon terms and conditions no more favorable than those generally provided to our other clients.

TRANSACTIONS BETWEEN EXECUTIVE OFFICERS AND THE CORPORATION

         Effective November 1, 1997, we acquired Aspen Consulting Group, Inc. which was owned by Messrs. Byron and Terry McCurdy. A subsidiary of the Corporation entered into a lease for office space in Twin Falls, Idaho with an entity controlled by the McCurdy's. Rent paid for the office space was $81,000 in 1999. That subsidiary also purchases copier maintenance services, supplies and office supplies from a business controlled by Mr. McCurdy. Such purchases amounted to $16,694 in 1998. In 1999, the Corporation paid $120,000 to a law firm in which Mr. Nickerson is a partner.

CERTAIN TRANSACTIONS

         For a discussion of certain business relationships and transactions between us and each of Messrs. Johnston and Dugan and Ms. Faulkner, see "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1) The following financial statements of the Company are included in Item 8 of this report:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

         (3)      Exhibits:

                  EXHIBIT NO.               DESCRIPTION
                  -----------               -----------
                      3.1                    Amended Articles of Incorporation of the Company(1)

                      3.2                    Amended Code of Regulations of the Company(1)

                    *10.1                    Company's 1996 Incentive Stock Plan(1)

                    *10.2                    Executive employment agreement between the Company and Mr. Kevin T. Costello

                     10.3                    Lease for Cascade Corporate Center dated June 22, 1990 between EastGroup Properties and the Company, as amended(1)

                     10.4                    Voting Agreement, dated January 1, 1999, among Richard C. Schilg, Kevin T. Costello,
                                             Steven Cash Nickerson, Byron McCurdy and Terry McCurdy(2)

                     21.1                    Subsidiaries of the Registrant

                     23.1                    Consent of Arthur Andersen LLP

                     24.1                    Power of Attorney

                     27.1                    Financial Data Schedules

----------

(1) Included as an exhibit to the registrant's Registration Statement on Form S-1, as amended (File No. 333-13913), and incorporated herein by reference.

(2) Included as Exhibit 10.4 to the registrant's annual report on Form 10-K for the year ended December 31, 1998, filed on March 30, 1999, and incorporated herein by reference.

*        Management contract or compensation plan or arrangement.

(b)      REPORTS ON FORM 8-K

         On November 26, 1999, we filed a Form 8-K to report that we will serve with a complaint, that among other things, sought to enjoin its proposed merger with Global Employment Solutions, Inc. (Item 5).

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

                               TEAM AMERICA CORPORATION

Date:  April 13, 2000          By:      /s/ Kevin T. Costello
                                   ---------------------------------------------
                                   Kevin T. Costello, President, Chief Executive Officer and Director

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

SIGNATURE                           TITLE                                               DATE
---------                           -----                                               ----
/s/ Kevin T. Costello               President and Chief Executive Officer               April 13, 2000
------------------------------      Executive Officer and Director
Kevin T. Costello                   (Principal Executive Officer)


*Thomas Gerlacher                   Vice President of Finance, Chief                    April 13, 2000
----------------------------        Financial Officer and Treasurer
Thomas Gerlacher                    (Principal Financial Officer)


*William W. Johnston                Chairman of the Board                               April 13, 2000
---------------------------
William W. Johnston


*Byron G. McCurdy                   Executive Vice President and Director               April 13, 2000
---------------------------
Byron G. McCurdy


*Charles F. Dugan II                Director                                            April 13, 2000
------------------------------
Charles F. Dugan II


*Crystal Faulkner                   Director                                            April 13, 2000
--------------------------------
Crystal Faulkner


*M. R. Swartz                       Director                                            April 13, 2000
---------------------------------
M. R. Swartz


* By:      /s/ Kevin T. Costello
     ----------------------------
     Kevin T. Costello, attorney-in-fact
     for each of the persons indicated

TEAM AMERICA CORPORATION AND SUBSIDIARIES




Consolidated Financial Statements
As Of December 31, 1999 And 1998


Together With Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
  TEAM AMERICA CORPORATION AND SUBSIDIARIES:



We have audited the accompanying consolidated balance sheets of TEAM AMERICA CORPORATION (an Ohio corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM America Corporation and subsidiaries, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Columbus, Ohio,
  April 13, 2000.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
As of December 31, 1999 and 1998
-------------------------------------------------------------------------------

ASSETS                                                                                          1999                 1998
------                                                                                     ------------         -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                               $  3,087,051          $  5,010,630
   Short-term investments                                                                             -               250,000
   Receivables:
     Trade, net of allowance for doubtful accounts of
       $200,000 in 1999 and $50,000 in 1998                                                   4,412,961             4,470,169
      Unbilled revenues                                                                      10,515,316             8,586,671
     Employee advances                                                                          130,111               214,538
     Refundable income taxes                                                                    850,757                     -
                                                                                           ------------          ------------

              Total receivables                                                              15,909,145            13,271,378
                                                                                           ------------          ------------

   Prepaid expenses                                                                             449,922               193,060
   Deferred income tax asset                                                                    246,120               180,000
                                                                                           ------------          ------------

              Total current assets                                                           19,692,238            18,905,068
                                                                                           ------------          ------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                                       824,314               786,455
   Computer hardware and software                                                             2,267,868             1,887,612
   Leasehold improvements                                                                        41,129                40,572
                                                                                           ------------          ------------
                                                                                              3,133,311             2,714,639
   Accumulated depreciation and amortization                                                 (1,488,486)             (906,144)
                                                                                           ------------          ------------

              Total property and equipment, net                                               1,644,825             1,808,495
                                                                                           ------------          ------------

OTHER ASSETS:
   Intangible assets, primarily goodwill, net of accumulated amortization                    25,714,554            26,059,333
   Cash surrender value of life insurance policies                                              596,528               438,170
   Mandated benefit/security deposits                                                           174,085               259,073
   Deferred income tax asset                                                                          -                23,000
   Other assets                                                                                  64,145                46,964
                                                                                           ------------          ------------

              Total other assets                                                             26,549,312            26,826,540
                                                                                           ------------          ------------

              Total assets                                                                 $ 47,886,375          $ 47,540,103
                                                                                           ============          ============

(Continued on next page)

TEAM AMERICA CORPORATION AND SUBSIDIARIES

As of December 31, 1999 and 1998
-------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                                           1999                 1998
------------------------------------                                                       ------------          -------------
CURRENT LIABILITIES:
   Trade accounts payable                                                                  $    687,617          $    906,758
   Line of credit                                                                             1,500,000                     -
   Note payable to related party                                                                900,000                     -
   Accrued compensation                                                                       8,947,137             7,527,598
   Accrued payroll taxes and insurance                                                        5,005,581             4,139,945
   Accrued wokers' compensation premiums                                                      1,476,364             2,585,486
   Federal and state income taxes payable                                                             -               631,000
   Other accrued expenses                                                                       998,941               452,385
   Client deposits                                                                              456,202               637,135
                                                                                           ------------          ------------

              Total current liabilities                                                      19,971,842            16,860,307

DEFERRED RENT                                                                                    26,121                62,997

DEFERRED COMPENSATION LIABILITY                                                                 593,221               439,715

DEFFERED TAXES                                                                                   23,161                     -

                                                                                           ------------          ------------
                    Total liabilities                                                        20,614,345            17,363,019
                                                                                           ------------          ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
     Common stock; 10,000,000 shares authorized; 4,989,806 and 4,878,348 issued, respectively; 4,374,463 and 4,756,235 outstanding,
       respectively                                                                          28,754,931            28,404,509
   Excess purchase price                                                                        (83,935)              (83,935)
   Retained earnings                                                                          1,482,982             2,241,008
                                                                                           ------------          ------------
                                                                                             30,153,978            30,561,582

   Less-Treasury stock, 615,343 and 122,113 common shares,
   Respectively, at cost                                                                     (2,881,948)             (384,498)
                                                                                           ------------          ------------

              Total shareholders' equity                                                     27,272,030            30,177,084
                                                                                           ------------          ------------

              Total liabilities and shareholders' equity                                   $ 47,886,375          $ 47,540,103
                                                                                           ============          ============


The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                                    1999                  1998                  1997
                                                                -------------         -------------         -------------
REVENUES                                                        $ 401,940,429         $ 339,958,006         $ 155,863,969

DIRECT COSTS:
   Salaries and wages                                             350,735,932           291,614,514           134,532,369
   Payroll taxes, workers' compensation premiums,
     employee benefits and other                                   35,482,004            31,576,364            13,012,446
                                                                -------------         -------------         -------------

                Total direct costs                                386,217,936           323,190,878           147,544,815
                                                                -------------         -------------         -------------

                Gross Profit                                       15,722,493            16,767,128             8,319,154

EXPENSES:

  Administrative salaries, wages and employment taxes
                                                                    7,717,259             7,756,117             4,201,210
  Other selling, general and administrative expenses                6,078,573             5,759,848             2,623,046
   Depreciation and amortization                                    1,771,198             1,482,777               433,278
   Merger termination costs                                           400,000                     -                     -
                                                                -------------         -------------         -------------

                Total operating expenses                           15,967,030            14,998,742             7,257,534
                                                                -------------         -------------         -------------

                Income (loss) from operations                        (244,537)            1,768,386             1,061,620

OTHER INCOME (EXPENSE), net:
   Interest income (expense), net                                    (113,730)              134,656               546,751
   Other, net                                                        (185,384)                    -                (6,656)
                                                                -------------         -------------         -------------
                Other income (expense), net                          (299,114)              134,656               540,095
                                                                -------------         -------------         -------------

                Income before income taxes                           (543,651)            1,903,042             1,601,715

INCOME TAX EXPENSE                                                   (214,375)           (1,221,000)             (672,000)
                                                                -------------         -------------         -------------

NET INCOME (LOSS)                                               $    (758,026)        $     682,042         $     929,715
                                                                =============         =============         =============

EARNINGS (LOSS) PER SHARE:
   Basic                                                        $       (0.17)        $        0.14         $        0.26
   Diluted                                                      $       (0.17)        $        0.14         $        0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                            4,409,959             4,733,011             3,640,699
   Diluted                                                          4,409,959             4,892,648             3,699,540

The accompanying notes to financial statements are an integral part of these consolidated statements.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                            COMMON STOCK ISSUED                               EXCESS
                                                     ---------------------------------      TREASURY         PURCHASE
                                                          NUMBER           STOCK             STOCK            PRICE
                                                     ---------------   ---------------  ---------------------------------
Balance, December 31, 1996                             3,478,976       $ 13,629,005     $   (27,115)        $  (83,935)

   Common stock issued for acquisitions                1,251,740         12,729,109           5,102                  -

   Non-statutory options granted in acquisitions
      for 176,037 shares of common stock                       -            528,112               -                  -

   Net income                                                  -                  -               -                  -
                                                     ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1997                             4,730,716         26,886,226         (22,013)           (83,935)

   Common stock issued:

     Acquisitions                                        146,007          1,799,010           9,031                   -

     Option exercise                                       1,625                  -               -                   -

   Common stock repurchased                                    -                  -        (371,516)                  -

   Payments for common stock price guarantee                   -           (280,727)              -                   -

   Net income                                                  -                  -               -                   -
                                                     ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1998                             4,878,348         28,404,509        (384,498)           (83,935)

   Shares issued for acquisitions from escrow            111,458            597,318           2,550                   -

    Common stock repurchased                                   -                  -      (2,500,000)                  -

    Payments for common stock price guarantee                  -           (246,896)              -                   -

    Net income (loss)                                          -                  -               -                   -
                                                     ---------------   ---------------  ---------------   ---------------

Balance, December 31, 1999                               4,989,806     $ 28,754,931     $(2,881,948)        $   (83,935)
                                                     ===============   ===============  ===============   ===============





                                                          RETAINED
                                                          EARNINGS            TOTAL
                                                     ------------------------------------
Balance, December 31, 1996                            $    629,251       $ 14,147,206

   Common stock issued for acquisitions                          -         12,734,211

   Non-statutory options granted in acquisitions
     for 176,037 shares of common stock                          -            528,112

   Net income                                              929,715            929,715
                                                      -----------------  ----------------

Balance, December 31, 1997                               1,558,966         28,339,244

   Common stock issued:

     Acquisitions                                                -          1,808,041

     Option exercise                                             -                  -

   Common stock repurchased                                      -           (371,516)

   Payments for common stock price guarantee                     -           (280,727)

   Net income                                              682,042            682,042
                                                      -----------------  ----------------

Balance, December 31, 1998                               2,241,008         30,177,084

   Shares issued for acquisitions from escrow                    -            599,868

    Common stock repurchased                                     -         (2,500,000)

    Payments for common stock price guarantee                    -           (246,896)

    Net income (loss)                                     (758,026)          (758,026)
                                                      -----------------  ----------------

Balance, December 31, 1999                            $  1,482,982       $ 27,272,030
                                                      =================  ================


The accompanying notes to financial statements are an integral part of these consolidated statements.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                                    1999                  1998                  1997
                                                              -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $    (758,026)        $     682,042         $     929,715
   Adjustments to reconcile net income (loss) to
     cash provided by (used in) operating activities,
     excluding impact from acquisitions:
     Depreciation and amortization                                1,771,198             1,482,777               433,278
     Deferred tax (benefit) provision                               (19,959)               63,000               (44,000)
     (Increase) decrease in operating assets:
       Receivables                                               (2,637,767)           (4,138,229)           (3,741,645)
       Prepaid expenses                                            (256,862)               26,855                54,414
       Mandated benefit/security deposits                            84,988               106,336                  (915)
     Increase (decrease) in operating liabilities:
       Accounts payable                                            (219,141)              568,409              (540,342)
       Accrued expenses and other payables                        1,157,512             3,823,144             2,166,049
       Client deposits                                             (180,933)                3,189                74,195
       Deferred liabilities                                         116,630                 9,193               107,499
                                                              -----------------     -----------------     -----------------
              Net cash provided by (used in) operating
                activities                                         (942,360)            2,626,716              (561,752)
                                                              -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash obtained                                     -            (2,025,901)           (7,759,160)
   Additions to property and equipment                             (420,365)           (1,112,298)             (533,829)
   Increase in cash surrender value of life insurance
     policies                                                      (158,358)              (40,165)             (138,110)
   Decrease in short-term investments                               250,000               265,000             6,984,375
   (Increase) decrease in other assets                             (259,697)              120,305               (49,356)
                                                              -----------------     -----------------     -----------------
              Net cash used in investing activities                (588,420)           (2,793,059)           (1,496,080)
                                                              -----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable and line of credit                            -                     -              (580,000)
   Payments on capital lease obligation                             (45,903)             (120,292)              (13,180)
   Borrowings on bank line of credit                              1,500,000                     -               500,000
   Purchase of treasury stock                                    (1,600,000)             (371,516)                    -
   Stock price guarantee payment                                   (246,896)             (280,727)                    -
                                                              -----------------     -----------------     -----------------
              Net cash used in financing activities                (392,799)             (772,535)              (93,180)
                                                              -----------------     -----------------     -----------------
              Net decrease in cash and cash equivalents          (1,923,579)             (938,878)           (2,151,012)



(Continued on next page)

TEAM AMERICA CORPORATION AND SUBSIDIARIES

For the Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------

                                                                    1999                  1998                  1997
                                                               ---------------      ---------------        ----------------
CASH AND CASH EQUIVALENTS, beginning
   of year                                                        5,010,630             5,949,508             8,100,520
                                                               ---------------      ---------------        ----------------

CASH AND CASH EQUIVALENTS, end of year                         $  3,087,051         $   5,010,630          $  5,949,508
                                                               ===============      ===============        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                   1999                  1998                  1997
                                                               ---------------      ---------------        ----------------
Cash paid during the year for:
   Interest                                                    $    184,390         $       7,640          $      3,259
   Income taxes                                                $  1,530,049         $     377,527          $  1,181,000


During 1999, the Company partially financed the buy-back of shares from an officer with a note for $900,000. In addition 118,228 shares of common stock with a value of $599,868 were issued in connection with the satisfaction of contingencies for prior year acquisitions.

During 1998, the Company issued 141,007 shares of common stock with a value on the date of issuance of $1,437,530 in connection with acquisitions of other PEO business. Also, during 1998, 5,000 shares of common stock with a value of $50,000 were issued in connection with the satisfaction of contingencies for an acquisition completed in 1997. Also, in 1998, 54,699 treasury shares were released upon satisfaction of escrow requirements related to 1997 acquisitions.

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


The accompanying notes to financial statements are an integral part of these consolidated statements.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


(1)  NATURE AND SCOPE OF BUSINESS

     TEAM America Corporation, an Ohio Corporation (the "Company"), is the largest professional employer organization ("PEO") headquartered in Ohio and one of the oldest PEOs in the United States, having been founded in 1986. The Company provides, through "partnering" agreements, comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their payroll and human resource responsibilities. This allows TEAM America clients to concentrate on their core competitors. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employee liability protection, payroll and payroll tax administration, and placement services.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include TEAM America Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES

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

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                    2
-------------------------------------------------------------------------------


     REVENUE RECOGNITION

     Pursuant to the provisions of its standard client agreement, the Company is the legal employer of the client's worksite employees for most purposes and has the right, among others, to hire, supervise, terminate and set the compensation of such worksite employees. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees,
     (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the clients' worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee income will fluctuate based on the number and gross salaries and wages of worksite employees and the mix of client fee arrangements and terms. Company clients generally have the ability to terminate the relationship with 30 days' notice.

     The Company does not bill its clients for its actual workers' compensation and unemployment costs, but rather bills for such costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) the Company's cost of contesting workers compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes and all changes require thirty days' prior notice. There is no assurance that the Company will be able to successfully pass through these increases in the future.

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

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                    3
-------------------------------------------------------------------------------


     CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its customers based upon an evaluation of each customer's financial condition. Exposure to losses on receivables is primarily dependent on each customer's financial condition. The Company mitigates such exposure by requiring deposits, letters of credit or personal guarantees from the majority of its customers. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are maintained when appropriate. It is possible that such exposure to losses may increase for any number of reasons in the future, such as general economic conditions.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with initial maturities of three months or less.

     WORKERS' COMPENSATION INSURANCE

     The Company has a high retention workers' compensation insurance policy covering most of its employees. The retention limit is $250,000 per occurrence. There are also aggregate minimum and maximum policy premium limits. The Company's policy is to record workers' compensation costs at the maximum reserved amount for each claim, plus an estimate for incurred but not reported claims, subject to the $250,000 retention limit and also subject to the minimum and maximum aggregate limits in the policy. Workers' compensation expense under this policy was $1,394,000 in 1999 and $1,025,000 in 1998.

     During 1998 employees in the State of Ohio were not part of this program. They were part of the State of Ohio's workers compensation program. During 1997, substantially all employees were part of state administered workers compensation programs.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost with depreciation and amortization computed on the straight-line method over the estimated useful lives of the respective assets. Additions and betterments to property and equipment over certain minimum dollar amounts are capitalized. Repair and maintenance costs are expensed as incurred.

     Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. The Company capitalizes and depreciates purchased software. The estimated useful lives are shown in the following table.

                                                            YEARS
                                                      ------------------
          Furniture and fixtures                              7
          Computer hardware and software                      5
          Leasehold improvements                        Life of lease


     INTANGIBLE ASSETS

     Intangible assets consist of goodwill and covenants not to compete. Goodwill is the excess of the purchase price paid for an acquired business, including liabilities assumed, over the fair market value of the assets acquired. Goodwill is amortized over 25 years.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     4
--------------------------------------------------------------------------------


     The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If such an event were to occur, the Company would estimate the sum of the expected cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at December 31, 1999.

     The amounts recorded as covenants not to compete are payments contained in business acquisition agreements to compensate the former owners for refraining from competing with the acquired business for a period of years. The covenants not to compete are amortized over the lives of the agreements, which are seven to eight years.

                                                   1999              1998
                                               ------------      -------------
          Goodwill                             $ 27,553,612      $  26,990,094
          Covenants not to compete                  696,000            486,000
                                               ------------      -------------
                                                 28,249,612         27,476,094
            Less: Accumulated amortization       (2,535,058)        (1,416,761)
                                               ------------      -------------
            Intangible Assets, Net             $ 25,714,554      $  26,059,333
                                               ============      =============

     OTHER ASSETS

     Other assets primarily consist of investment in securities and real estate which are stated at cost as no readily ascertainable market values are available.

     DEFERRED RENT

     The Company entered into the lease of its corporate headquarters in 1990. This lease included inducements in the early periods of the lease, including an initial six-month rent-free period, with following years' payments having scheduled increases. In accordance with generally accepted accounting principles, rent expense is recognized on a straight-line basis over the life of the lease. Consequently, a deferred credit has been recorded, which will be amortized over the remaining years of the lease (through the year 2000).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of current assets and liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

     EARNINGS PER SHARE

     The following table is provided to reconcile the shares used for the basic and diluted earnings per share calculations. For the year ended December 31, 1998, there was additional goodwill amortization expense of $20,032 deducted from reported net income for purposes of calculating diluted earnings per share. No such adjustments were necessary for the 1999 or 1997 calculations.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     5
--------------------------------------------------------------------------------

                                                                     1999                  1998                  1997
                                                               ------------------    -----------------     -----------------
    Income (loss) available to common shareholders             $    (758,026)         $      682,042       $       929,715
                                                               ------------------    -----------------     -----------------
    WEIGHTED AVERAGE SHARES (BASIC)                                4,409,959               4,733,011             3,640,699
       Effects of dilutive stock options                                   -                  72,649                47,548
       Effects of shares issuable from escrow                              -                  86,988                11,293
                                                               ------------------    -----------------     -----------------
    WEIGHTED AVERAGE SHARES (DILUTED)                              4,409,959               4,892,648             3,699,540
                                                               ------------------    -----------------     -----------------
    Earnings (loss) per share:
       Basic                                                   $       (0.17)         $         0.14       $          0.26
       Diluted                                                 $       (0.17)         $         0.14       $          0.25


     At December 31, 1999 1,007,470 options with a weighted average price of $8.87 are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

(3)  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 11,000,000 shares of capital stock, no par value, of which 500,000 are designated as Class A voting preferred shares, 500,000 are designated as Class B nonvoting preferred shares, and 10,000,000 are authorized shares of Common Stock. None of the preferred shares are issued or outstanding.

     In 1998, the Company acquired 60,000 shares at prices ranging from $4.75 to $7.00, held as treasury stock. In 1999, the Company acquired 500,000 shares at a price of $5.00, held as treasury stock at December 31, 1999.

     On January 1, 1999, certain principal shareholders of the Company entered into a voting agreement. The voting agreement requires that each member of the voting group vote their shares for certain persons nominated to be director of the Company. Additionally, the voting agreement restricts members of the voting group from taking certain actions, as defined. At March 20, 2000, the voting group beneficially owned 56.3% of the Company's outstanding common stock.

(4)  COMMITMENTS

     The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2003, which are accounted for as operating leases. The future minimum lease payments as of December 31, 1999 are presented as follows:

          2000                       $ 449,119
          2001                         126,193
          2002                          93,372
          2003                           1,118

     Rent expense under all operating leases was $579,800, $681,600 and $368,100 for the years ended December 31, 1999, 1998 and 1997, respectively.

(5)  DEFERRED COMPENSATION LIABILITY

     The Company has deferred compensation agreements with certain Company and client employees. The

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     6
--------------------------------------------------------------------------------


     liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by life insurance policies, wherein the Company is the beneficiary. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. Expense for 1999, 1998 and 1997 related to deferred compensation was approximately $356,000, $198,000 and $163,000, respectively. The total face value of related life insurance policies was approximately $23,405,000 at December 31, 1999 and $16,604,000 at December 31, 1998.

(6)  DEBT OBLIGATIONS

     The Company has a $3,500,000 credit facility with a bank which allows the Company to obtain advances up to such amount without negotiating or exercising any further agreements. Borrowings under this credit facility are payable upon demand and bear interest at the lower of the bank's prime rate (8.50% at December 31, 1999) or LIBOR plus two and one quarter percent (8.43%). The Company is required to meet financial covenants pertaining to net worth and EBITDA. The Company was not in compliance with these covenants at year end. The Company is currently negotiating an amended credit facility with the bank. The credit facility is secured by all of the assets of the Company and its subsidiaries. As of December 31, 1999, $1,500,000 was outstanding under this credit facility. The facility expires May 31, 2001. The commitment fee is .25% of the unutilized balance.

     At December 31, 1999, the Company has standby letters of credit in the aggregate of $2,200,000. The letters of credit expire through February 2001, and collateralize the Company's workers' compensation programs.

     At December 31, 1999, the Company had a $900,000 note payable to a former officer, and current significant shareholder. The note bears interest at 5.75% and is payable on demand. The Company incurred interest expense of $45,000 on this obligation during 1999.

(7)  EMPLOYEE BENEFIT PROGRAMS

     CAFETERIA PLAN

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

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     7
--------------------------------------------------------------------------------


(8)  RELATED PARTY TRANSACTIONS

     The Company has clients who are members of the Board of Directors or are owned by officers of the Company. The Company also pays professional fees, office rent and other services to entities owned or controlled by officers or members of the Board of Directors.

     At December 31, 1999 and 1998, the Company had accounts receivable of $185,207 and $238,331, from such parties, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Company recorded revenues of approximately $1,605,000, $1,120,000 and $175,000, respectively from related parties. Also during the years ended December 31, 1999, 1998 and 1997, the Company purchased services from related parties in the amounts of $354,000, $359,000 and $167,000, respectively.

     Officers of the Company are trustees of the Company's 401(k) plans.


(9)  INCOME TAXES

     Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The components of income tax expense for the years ended December 31, 1999, 1998 and 1997, and the reconciliation of the Company's effective tax rate to the statutory federal tax rates and the significant items giving rise to the deferred income tax assets (liabilities), as of December 31, 1999 and 1998 are presented in the accompanying tables.


                         INCOME TAX EXPENSE                           1999                  1998                  1997
        ------------------------------------------------------  ------------------    ------------------    ------------------
        Current:
           Federal                                              $       243,000        $      898,000        $      556,000
           State                                                         88,000               260,000               160,000
        Deferred:
           (Increase) decrease in net deferred income tax
           asset                                                       (117,000)               63,000               (44,000)
                                                                ------------------    ------------------    ------------------
        Total Income Tax Expense                                $       214,000         $   1,221,000              $672,000
                                                                ==================    ==================    ==================


                         EFFECTIVE TAX RATE                           1999             1998              1997
        ------------------------------------------------------   -------------     ------------     -------------
        Statutory Federal tax rate (benefit)/provision                (34.0)%            34.0%            34.0%
           Adjustments
             State income tax expense                                  14.0               8.7              6.0
             Amortization of intangible assets                         63.2              17.8              5.5
             Other, net                                                (3.8)              3.7             (3.5)
                                                                 -------------     ------------     -------------
           Effective Tax Rate                                          39.4%             64.2%            42.0%
                                                                 =============     ============     =============

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     8
--------------------------------------------------------------------------------



           DEFERRED INCOME TAX ASSETS                                               1999                  1998
        -------------------------------------------------------------------   ------------------    ------------------
        Deferred income tax assets (liabilities):
           Deferred compensation                                              $      248,638        $     176,000
           Depreciation and amortization                                            (185,336)            (178,000)
           Other, net                                                                (86,463)              25,000
                                                                              ------------------    ------------------
             Total long-term deferred tax asset, net                          $      (23,161)       $      23,000
                                                                              ==================    ==================
           Deferred merger termination costs                                         160,000                    -
           Accrued liabilities                                                        65,620              180,000
           Other, net                                                                 20,500
                                                                                                                -
                                                                              ------------------    ------------------
             Total current deferred tax asset                                 $      246,120        $     180,000
                                                                              ==================    ==================


(10) STOCK PLANS

     INCENTIVE STOCK PLAN

     The Company established the Incentive Stock Plan on December 10, 1996. Shares eligible for granting under the Plan were increased from the initial authorization of 350,000 when the Plan was established to 750,000 on May 5, 1998 by vote of the shareholders of the Company. The maximum number of shares that may be awarded during any calendar year may not exceed 10% of the total number of issued and outstanding shares of Company common stock. Options granted to employees and officers vest at 20% per year over five years; options granted to directors fully vest after one year. Incentive options have a ten-year exercise period and are issued with an exercise price equal to the fair market value of Company common stock on the date of the grant.

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                     9
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

     Option activity was as follows:


                                                   INCENTIVE STOCK OPTIONS (ISO)

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                     NUMBER OF                               EXERCISABLE
                                                                      SHARES            EXERCISABLE            PRICE

   Outstanding December 31, 1996                                      184,000                     -            $ 12.00
      Options granted                                                 355,000                     -               8.60
      Options exercised                                                     -                     -               -
      Options cancelled/surrendered                                  (191,000)                    -              11.90
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1997                                      348,000                     -               8.37
      Options granted                                                 154,500                     -               5.53
      Options exercised                                                (5,000)                    -               6.75
      Options cancelled/surrendered                                   (47,728)                    -               7.77
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1998                                      449,772                59,054               7.48
      Options granted                                                   3,000                     -               4.75
      Options exercised                                                     -                     -                 -
      Options cancelled/surrendered                                   (95,454)                    -               8.98
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1999                                      357,318                85,559               7.31
                                                              -----------------     -----------------     -----------------


                                               NON-QUALIFIED STOCK OPTIONS (NQ)

   Outstanding December 31, 1996                                       -                      -                     -
      Options granted                                                 900,637                 -                   9.24
      Options exercised                                                -                      -                     -
      Options cancelled/surrendered                                    -                      -                     -
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1997                                      900,637               177,502               9.24
      Options granted                                                  55,400                 -                  11.29
      Options exercised                                                     -                 -
      Options cancelled/surrendered                                   (45,606)                -                   8.91
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1998                                      910,431               311,834               9.38
      Options granted                                                       -                 -                     -
      Options exercised                                                     -                 -                     -
      Options cancelled/surrendered                                  (260,279)                -                   8.50
                                                              -----------------     -----------------     -----------------
   Outstanding December 31, 1999                                      650,152               248,981               9.73
                                                              -----------------     -----------------     -----------------

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                   10
--------------------------------------------------------------------------------


     Options outstanding as of December 31, 1999 were as follows:


         EXERCISE                             NUMBER                 EXPIRATION                NUMBER
           PRICE             TYPE            OF SHARES                  DATE                 EXERCISABLE
       --------------     -----------     ----------------    -------------------------    ----------------
       $    4.75             ISO                 3,000              May 25, 2009                      -
            5.375            ISO               150,500           December 15, 2008               30,100
            8.50             ISO               146,343           September 3, 2007               33,269
            8.50              NQ               185,037           September 8, 2007               74,015
            8.50              NQ                86,582           September 3, 2007               34,633
            9.35             ISO                53,475           September 3, 2007               21,390
           10.00              NQ                33,733            January 2, 2008                 6,747
           10.50              NQ               323,133            November 1, 2007              129,253
           11.00              NQ                 5,000            January 1, 2008                 1,000
           11.375            ISO                 4,000              May 5, 2008                     800
           14.00              NQ                16,667             March 1, 2008                  3,333


(11) STOCK OPTION COMPENSATION EXPENSE

     The Company accounts for stock options according to APB No. 25 (Accounting for Stock Issued to Employees), under which no compensation expense has been recognized at the time of grant. Had compensation cost for the Company's stock options been determined based on fair values at the grant date consistent with SFAS. No. 123 (Accounting for Stock Based Compensation), the Company's net income (loss) and diluted earnings (loss) per share for 1999, 1998 and 1997 would have been reduced to the pro forma amounts of ($1,532,059) and ($.35), ($165,196) and ($.03), and $694,700 and
     $0.19, respectively. The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model with assumptions of a risk-free interest rate of 6%, expected lives of 2-6 years and expected volatility of 55% to 62% in all years. The weighted average fair values of options granted in 1999, 1998 and 1997 were $2.47, $7.05 and $5.63, per share, respectively.

(12) ACQUISITIONS

     In 1998 and 1997 the Company completed the acquisitions of five PEO businesses and four PEO businesses, respectively. These acquisitions were accounted for by the purchase method of accounting. Total consideration paid for these acquisitions was:

                                               1998                 1997
                                        ------------------   ------------------

        Cash                             $    2,048,000       $    8,244,00

        Company stock
           Number of shares                     141,007           1,278,817
           Value                         $    1,437,530         $12,729,000

        Company stock options
           Number of option shares                    -             176,037
           Value                         $            -       $     528,000

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                   11
-------------------------------------------------------------------------------


     The purchase price was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. At December 31, 1999, 4,166 shares of TEAM America Corporation common stock were contingently issuable for acquisitions completed in 1998 and 1997 and were not included in the total shares outstanding or in the consideration paid for the acquisitions.

     In connection with an acquisition completed in October 1997, the price of 68,468 shares of common stock was guaranteed at $10.25 per share for a one year period from October 1998 to October 1999. In 1998 the company advanced $280,727 to the holder of 27,388 shares subject to this guarantee. The advance is secured by the shares. Amounts advanced in 1998 have been offset against shareholders' equity. In 1999 the Company was obligated to pay the holder of the remaining 41,080 shares the difference between $10.25 and the price realized upon sale of the shares. This resulted in total payments of $246,896 during 1999.

     The purchase price for an acquisition completed in 1998 is to be based upon a multiple of gross profit realized from the acquired business in 1999. The initial payment of $440,000 made in December 1998 has been recorded as goodwill. The remainder of the purchase price will be recorded as additional goodwill after the results of the acquired entities are known. The balance of the purchase price will be due in two equal installments payable in 2000 and 2001.

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

                                                1998                 1997
                                            (UNAUDITED)           (UNAUDITED)
                                          -----------------     ---------------

            Revenues                         $  357,882            $  269,387
            Net income (loss)                       496                (1,077)
            Earnings (loss) per share
              Basic                                 .10                  (.23)
              Diluted                               .10                  (.23)


(13) CONTINGENCIES

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

TEAM AMERICA CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements                                   12
-------------------------------------------------------------------------------


     If the IRS concludes the PEOs are not "employers" of certain worksite employees for purposes of the Code as a result of either the Market Segment Study or the TAM, then the tax qualified status of the Plan could be revoked and its cafeteria plan may lose its favorable tax status. The loss of qualified status for the Plan and the cafeteria plan could increase the Company's administrative expenses, and thereby, materially adversely affect the Company's financial condition and result of operations.

     The Company is unable to predict the timing or nature of the findings of the Market Segment Study, the timing or conclusions of the TAM, and the ultimate outcome of such conclusions or findings. The Company is also unable to predict the impact, which the foregoing will have on the Company's administrative expenses, and the Company's resulting exposure.

     The Company is a defendant in a purported class action lawsuit, which alleges that by entering into the Agreement and Plan of Merger to be acquired by KRG Capital Partners, LLC, the Company deprived shareholders of their equity interest in the Company at a grossly unfair price. On December 21, 1999, the Company filed a motion to dismiss the lawsuit and are awaiting a ruling on that motion. The Company believes it acted in the best interest on the shareholders' and plans to vigorously defend against the action.

     The Company has ongoing litigation matters pertaining to worksite employees in the ordinary course of business which management believes will not have a material adverse effect on the results of operations or financial condition of the Company.

(14) SALE OF COMPANY

     On February 7, 2000, the Company signed a definitive Agreement and Plan of Merger to be acquired by Global Employment Solutions, Inc. On April 13, 2000, this agreement was terminated. As a result of the termination, Mucho.com, a corporation controlled by a former officer and director of the Company, made an offer to purchase all of the outstanding common stock of TEAM America at a price of $6.75 per share, or approximately $29.4 million. The Company's Board of Directors will review this new offer in light of market conditions, its current strategic plan and other alternatives available to the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF
  TEAM AMERICA CORPORATION AND SUBSIDIARIES:


We have audited in accordance with generally accepted auditing standards in the United States the consolidated financial statements of TEAM America Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 13, 2000. Our audits were made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ ARTHUR ANDERSEN LLP

Columbus, Ohio,
April 13, 2000

                                  SCHEDULE II

                           TEAM AMERICA CORPORATION AND SUBSIDIARIES
                               VALUATION AND QUALIFYING ACCOUNTS


                           YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    BALANCE                                              BALANCE
                                   BEGINNING   CHARGED TO                                 AT END
                                   OF PERIOD    EXPENSE       WRITE-OFFS     OTHER       OF PERIOD
                                   ---------   ----------     ----------     -----       ---------
Description
-----------

December 31, 1997

 Allowance for doubtful accounts   $  --       $  --          $ --           $50,000(1)  $ 50,000

December 31, 1998

 Allowance for doubtful accounts   $50,000     $  --          $ --           $   --      $ 50,000

December 31, 1999

 Allowance for doubtful accounts   $50,000     $150,000       $ --           $   --      $200,000

(1) Established in connection with the valuation of an acquired business.