Form 10-Q
period 2000-03-31
TEAM AMERICA CORPORATION
filed 2000-05-18
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                   Yes [X] No

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MARCH 31, 2000 WAS 4,332,999.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.

Item 1. Financial Statements:



  Condensed Consolidated Balance Sheets -- March 31, 2000 (unaudited)
  and December 31, 1999....................................................  -3-

  Condensed Consolidated Statements of Operations -- Three-month periods ended March 31, 2000 (unaudited) and 1999 (unaudited and restated).......  -5-

  Condensed Consolidated Statements of Cash Flows -- Three month periods ended March 31, 2000 (unaudited) and 1999 (unaudited and restated).......  -6-

  Condensed Consolidated Statement of Changes in Shareholders' Equity-
  Three-month period ended March 31, 2000 (unaudited)......................  -7-

  Notes to Condensed Consolidated Financial Statements.....................  -8-

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  -9-

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................... -13-

Signature.................................................................. -14-

Exhibit Index.............................................................. -15-

Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                ($(000) OMITTED)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                            2000                 1999
                                                                                    -----------------     --------------
                                                                                       (UNAUDITED)            (AUDITED)

                                     ASSETS

CURRENT ASSETS:
Cash............................................................................    $           4,111     $        3,087
Receivables:
Trade, net of allowance for doubtful accounts
   of $150 and $200.............................................................                4,045              4,413
Unbilled revenues...............................................................               10,403             10,515
Refundable income taxes.........................................................                  851                851
Employee advances...............................................................                  198                130
                                                                                    -----------------     --------------
        Total receivables.......................................................               15,497             15,909
Prepaid expenses................................................................                  990                450
Deferred income tax asset.......................................................                  246                246
                                                                                    -----------------     --------------
        TOTAL CURRENT ASSETS....................................................               20,844             19,692
                                                                                    -----------------     --------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
   AND AMORTIZATION.............................................................                1,517              1,645
                                                                                    -----------------     --------------

OTHER ASSETS:
   Goodwill and non-compete agreements, net.....................................               25,415             25,715
   Cash surrender value of life insurance policies..............................                  659                596
   Mandated benefit/security deposits...........................................                  174                174
   Other assets.................................................................                   64                 64
                                                                                    -----------------     --------------
        TOTAL OTHER ASSETS......................................................               26,312             26,549
                                                                                    -----------------     --------------
        TOTAL ASSETS............................................................    $          48,673     $       47,886
                                                                                    =================     ==============

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                ($(000) OMITTED)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                            2000                 1999
                                                                                    -----------------     --------------
                                                                                       (UNAUDITED)            (AUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable.......................................................    $             686     $          688
   Line of credit...............................................................                1,500              1,500
   Note payable to related party................................................                  670                900
   Accrued compensation.........................................................                8,797              8,947
   Accrued payroll taxes and insurance..........................................                5,550              5,006
   Accrued workers' compensation costs..........................................                1,674              1,476
   Federal and state income taxes payable.......................................                  263                  0
   Other accrued expenses.......................................................                  928                999
   Client deposits..............................................................                  474                456
                                                                                    -----------------     --------------
        TOTAL CURRENT LIABILITIES...............................................               20,542             19,972
                                                                                    -----------------     --------------

LONG-TERM LIABILITIES:
Deferred rent...................................................................                   26                 26
Deferred compensation liability.................................................                  659                593
Deferred taxes..................................................................                   23                 23
                                                                                    -----------------     --------------
        TOTAL LONG-TERM LIABILITIES.............................................                  708                642
                                                                                    -----------------     --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common Stock, no par value:
      Common Stock, 10,000,000 shares authorized
      4,989,806 and 4,989,806 issued, respectively;
      and outstanding, respectively;............................................               28,755             28,755
Excess purchase price...........................................................                  (84)               (84)
Retained earnings...............................................................                1,634              1,483
                                                                                    -----------------     --------------
                                                                                               30,305             30,154
Less - Treasury stock, 615,343 and 615,343 shares
   respectively, at cost........................................................               (2,882)            (2,882)
                                                                                    -----------------     --------------
        TOTAL SHAREHOLDERS'S EQUITY.............................................               27,423             27,272
                                                                                    -----------------     --------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................    $          48,673     $       47,886
                                                                                    =================     ==============

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED MARCH 31,2000 AND 1999

                                ($(000) OMITTED)

                                                                                         MARCH 31,         MARCH 31,
                                                                                           2000              1999
                                                                                    ----------------    ----------------
                                                                                       (UNAUDITED)   (UNAUDITED AND RESTATED)

REVENUES ......................................................................         $     96,983       $      90,654
DIRECT COSTS:
   Salaries and wages..........................................................               83,750              77,198
   Payroll taxes, workers' compensation premiums,
      employee benefits and other..............................................                9,277               9,923
                                                                                    ----------------    ----------------
         Total direct costs....................................................               93,027              87,121
                                                                                    ----------------    ----------------
GROSS PROFIT...................................................................                3,956               3,533
                                                                                    ----------------    ----------------
EXPENSES:
   Administrative salaries, wages and employment taxes.........................                2,059               1,833
   Other selling, general and administrative expenses..........................                  996               1,489
   Depreciation and amortization...............................................                  457                 422
                                                                                    ----------------    ----------------
         Total operating expenses..............................................                3,512               3,744
                                                                                    ----------------    ----------------
INCOME (LOSS) FROM OPERATIONS..................................................                  444               (211)
   Interest income (expense)...................................................                  (30)                (6)
                                                                                    ----------------    ----------------
INCOME (LOSS) BEFORE TAXES.....................................................                  414               (217)
   Income tax (expense)........................................................                 (263)               (21)
                                                                                    ----------------    ----------------
NET INCOME(LOSS)...............................................................     $            151    $          (238)
                                                                                    ================    ================

EARNINGS (LOSS) PER SHARE:
   Basic ......................................................................     $          0.03     $        (0.05)
                                                                                    ===============     ===============
   Diluted.....................................................................     $          0.03     $        (0.05)
                                                                                    ===============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ......................................................................                4,333               4,484
                                                                                    ================    ================
   Diluted.....................................................................                4,333               4,517
                                                                                    ================    ================

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31,2000 AND 1999

                                ($(000) OMITTED)

                                                                                         MARCH  31,           MARCH 31,
                                                                                           2000                 1999
                                                                                    -----------------     --------------
                                                                                      (UNAUDITED)       (UNAUDITED AND RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................    $             151     $         (238)
      Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
        Depreciation and amortization...........................................                  457                422
        (Increase) decrease in operating assets:
         Receivables............................................................                  412             (3,487)
         Prepaid expenses.......................................................                 (540)              (457)
         Mandated benefit/security deposits.....................................                   --                 (4)
         Other..................................................................                   --                (16)
      Increase (decrease) in operating liabilities:
        Accounts payable........................................................                   (2)               234
        Accrued expenses and other payables.....................................                  784                778
        Client deposits.........................................................                   18                 75
        Deferred liabilities....................................................                   66                  7
                                                                                    -----------------     --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................                1,346             (2,686)
                                                                                    -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..........................................                  (29)              (156)
   Increases in cash surrender value of life insurance policies.................                  (63)                (6)
   Non-compete agreements.......................................................                   --               (170)
   Acquisition costs, net of cash obtained......................................                   --                (27)
                                                                                    -----------------     --------------
NET CASH USED IN INVESTING ACTIVITIES...........................................                  (92)              (359)
                                                                                    -----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations........................................                   --                 (9)
   Short-term borrowings........................................................                   --                800
   Notes payable issued.........................................................                   --              1,700
   Notes payable repaid.........................................................                 (230)              (300)
   Purchase of treasury stock...................................................                   --             (2,500)
   Stock price guarantee payment................................................                   --                (62)
                                                                                    -----------------     ---------------
NET CASH USED IN FINANCING ACTIVITIES...........................................                 (230)              (371)
                                                                                    -----------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................                1,024             (3,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................                3,087              5,011
                                                                                    -----------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................    $           4,111     $        1,595
                                                                                    =================     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest.....................................    $              44     $           21
   Cash paid during the period for income taxes.................................    $             233     $          400
                                                                                    =================     ==============

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                ($(000) OMITTED)

                                     COMMON STOCK              TREASURY STOCK
                                     ------------              --------------          EXCESS
                                                                                      PURCHASE      RETAINED
                                 NUMBER        VALUE       NUMBER          VALUE        PRICE       EARNINGS       TOTAL
                                 ------        -----       ------          -----        -----       --------       -----


Balance December 31, 1999....       4,989   $    28,755           615   $    (2,882)  $      (84) $    1,483   $    27,272

Net income...................          --            --            --            --           --         151           151

                               ----------   -----------   -----------   -----------   ----------  ----------   -----------
Balance March 31, 2000.......       4,989   $    28,755           615   $    (2,882)  $      (84) $    1,634   $    27,423
                               ==========   ===========   ===========   ===========   ==========  ==========   ===========


See Notes to Condensed Consolidated Financial Statements.

TEAM AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying interim condensed consolidated financial statements as of March 31, 2000 and for the three-month period then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation. The interim condensed consolidated financial statements as of March 31, 1999 have been restated to reflect a $711,000 increase in direct costs for the three months ended March 31, 1999 due primarily to reflect the timing of additional costs in 1999 associated with acquired entities as described in the Company's Form 10-K for the year ended December 31, 1999. These adjustments reduced net income as previously reported from $184,000, or $.04 per share, to a loss of $(238,000), or $(.05) per share.

NOTE 2 - ACCOUNTING POLICIES

         The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Form 10-K Annual Report for the year ended December 31, 1999.

NOTE 3 - EARNINGS PER SHARE

         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income (loss) for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                  ------------------
                                                                                              2000                  1999
                                                                                              ----                  ----

Weighted average shares outstanding.................................................        4,374,463          4,484,012
Shares earned but still in escrow from acquisitions.................................                -             33,103
                                                                                            ---------          ---------
Diluted shares outstanding .........................................................        4,374,463          4,517,115
                                                                                            ---------          ---------

NOTE 4 - SALE OF COMPANY

         On February 7, 2000, the Company signed a definitive Agreement and
Plan of Merger to be acquired by Global Employment Solutions, Inc. On April 13, 2000, this agreement was terminated. As a result of the termination, Mucho.com, a corporation controlled by a former officer and director of the Company, made an offer to purchase all of the outstanding common stock of TEAM America at a price of $6.75 per share, or approximately $29.4 million. The Company entered into a letter of intent with Mucho.com on April 20, 2000 whereby Mucho.com agreed to purchase up to 50% of TEAM America's common stock at $6.75 per share and give shares of Mucho.com to the remaining shareholders of TEAM America. The terms of the agreement are subject to the signing of a definitive merger agreement which, to date, has not been signed.

NOTE 5 - PREFERRED STOCK

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption
"Forward-Looking Information" below.

         The following table sets forth results of operations for the three-month periods ended March 31, 2000 and 1999 expressed as a percentage of revenues. The March 31, 1999 results have been restated to reflect a $711,000 increase in direct costs for the three months then ended. See Note 1 to Notes to Condensed Consolidated Financial Statements:

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                 2000               1999
                                                                                                 ----               ----

Revenues ...........................................................................             100%               100%
Direct costs:
    Salaries and wages..............................................................             86.3               85.2
    Payroll taxes, workers' compensation and other direct costs.....................              9.6               10.9
                                                                                                  ---               ----
Gross profit........................................................................              4.1                3.9
Operating Expenses:
    Administrative payroll and payroll other........................................              2.1                2.0
    Other selling general and administrative expenses...............................              1.0                1.6
    Depreciation and amortization...................................................              0.5                0.5
                                                                                                  ---                ---
Total operating expenses............................................................              3.6                4.1
                                                                                                  ---                ---
Operating income (loss).............................................................              0.5              (0.2)
    Interest income (expense).......................................................                -                  -

Income (loss) before taxes..........................................................              0.5              (0.2)
Provision for income taxes..........................................................              0.3                0.0
    Net income (loss)...............................................................              0.2              (0.2)

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Revenues increased 7.0%, to $96,983,000, in the three months ended March 31, 2000 from $90,654,000 in the three months ended March 31, 1999. The increase was caused by normal growth from period to period; however, the Company did terminate some marginal accounts at the close of the fourth fiscal quarter of 1999. This caused a reduction in the rate of growth of revenue from the first quarter of 1999 to the first quarter of 2000.

DIRECT COSTS/GROSS PROFIT

         Direct costs increased 6.8%, to $93,027,000, in the three months ended March 31, 2000 from a restated $87,121,000 in the three months ended March 31, 1999. Salaries and wages for worksite employees rose 8.5% while the costs of taxes and insurance decreased 6.5% primarily due to lower costs for workers' compensation and for other direct costs. Gross profit increased 12.0% to $3,956,000 in the three months ended March 31, 2000 from a restated $3,533,000 in the three months ended March 31, 1999 and increased to 4.1% of revenues in the first quarter of 2000 compared to a restated 3.9% of revenues in the first quarter of 1999. The lower margin in 1999 reflects the impact of the restatement of $711,000 in direct costs. The margin in the first quarter of 2000 continues to reflect the lower fees charged in the acquired locations compared to the core business in the Midwest.

EXPENSES

         Total operating expenses decreased 6.2%, to $3,512,000, in the three months ended March 31, 2000 from $3,744,000 in the three months ended March 31, 1999. Salaries and wages rose 12.3% to $2,059,000 in the first quarter of 2000 from $1,833,000 in the first quarter of 1999. The increases are due to additions to corporate staff in management and technical positions during the second half of 1999 and to normal increases for existing employees. These additions have helped to improve both direct and administrative cost controls.

         Other selling, general and administrative expenses decreased 33.1%, to $996,000, in the three months ended March 31, 2000 from $1,489,000 in the three months ended March 31, 1999. This decrease in other operating expenses was due, in large part, to increased spending in the first quarter of 1999 for the change of printed materials for all acquired companies to the "TEAM America" brand name. Reductions also were made in costs associated with commissions, travel, phone, insurance and other business taxes.

         Depreciation and amortization rose 8.3%, to $457,000, in the three-months ended March 31, 2000 from $422,000 in the three-months ended March 31, 1999. The increase comes from the depreciation arising from the additional hardware and software purchases for the TEAM Direct(TM) operating system and from increases in amounts of goodwill from the acquisitions.

OPERATING INCOME

         Operating income in the quarter ended March 31, 2000 increased to $444,000, or .5%, from a restated net operating loss of $(211,000), or (.2)%, in the first quarter of 1999. The $711,000 restated charge to direct costs in 1999 was the primary cause of the change.

INTEREST INCOME (EXPENSE)

         Net interest expense increased to $30,000 in the three months ended March 31, 2000 compared to expense of $6,000 in the three months ended March 31, 1999. The 1999 results reflect $21,000 of interest expense from the $2,500,000 borrowed to acquire 500,000 shares of common stock. The March 31, 2000 expense includes $44,000 of expenses and $14,00 of income, with the expense due to increases in the line of credit and payment of interest through the entire quarter.

INCOME TAX EXPENSE

         Income tax expense was $263,000 for the three months ended March 31, 2000, compared to a restated $21,000 in the three months ended March 31, 1999. The tax expense includes approximately $90,000 per quarter for the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME (LOSS) AND EARNINGS PER SHARE

         Net income was $151,000, or $.03 per share, in the three months ended March 31, 2000 compared to a restated loss of $(238,000), or $(.05) per diluted share, in the three months ended March 31, 1999. Average shares outstanding declined to 4,380,000 in the first quarter of 2000 from 4,517,000 in the first quarter of 1999 as a result of the repurchase by the Company of 500,000 shares in February 1999. The purchase midway through the quarter had the effect of reducing average shares outstanding. There were no common stock equivalents because the option prices were less than the average price of the Company's common stock during both periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a working capital balance of $302,000, a $582,000 improvement over the December 31, 1999 working capital deficit of $280,000. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). For the quarter ended March 31, 2000, the EBITDA was $901,000 compared to a restated $211,000 for the quarter ended March 31, 1999.

         Net cash provided by (used in) operating activities was $1,346,000 and $(2,686,000) in the quarters ended March 31, 2000 and 1999, respectively. For the quarter ended March 31, 2000, the increase was due to improvements in EBITDA, a decrease in accounts receivable, and an increase in accrued expenses net of an increase in prepaid expenses. For the quarter ended March 31, 1999, the change in cash provided by operating activities was due to an increase in accounts receivable which occurred as a result of the timing of payrolls and billings to clients at the end of the quarter. In 1999, more Company locations went to a bi-weekly payroll and billing cycle, whereas, prior to that period, the acquired locations had more clients on a semi-monthly payroll cycle. On a semi-monthly payroll cycle, the end of the month payrolls are billed and collected on the last day of the month, thus providing less fluctuation in receivables.

         Net cash used in investing activities was $92,000 in the three months ended March 31, 2000, compared to $359,000 in the three months ended March 31, 1999. In the first quarter of 1999, $170,000 was paid to two former executives of the Company for a covenant not to compete in connection with their resignation from the Company and for a cancellation of their employment agreements.

         Financing activities historically have not been significant for the Company. However, during the first quarter of 1999, the Company acquired 500,000 shares of common stock from its former Chairman and founder. The Company borrowed $800,000 on its line of credit with a bank with an interest rate of LIBOR plus 2.25%. The ninety day fixed rate was 7.25% during the period the borrowing was outstanding in the first quarter of 1999. The Company also gave a $1,700,000 promissory note with a 5.75% interest rate to the former Chairman with $700,000 due upon demand. Subsequently, the line of credit was increased to $1,500,000. During the first quarter of 2000, the note to the former chairman was reduced from $900,000 to $670,000.

         In connection with an acquisition in 1998, the Company guaranteed the price of 68,468 shares at $10.25 per share. During the first quarter of 1999, $61,515 was paid to one of the holders of the shares under this guarantee arrangement.

         Presently, the Company has no material commitments for capital expenditures. Primary uses of cash may include acquisitions, the size and timing of which cannot be predicted. However, the Company is limited in its ability to continue to acquire other PEO companies unless it can raise additional capital, since most acquisitions involve the payment of cash and the issuance of stock for the purchase price and may also require some additional working capital following acquisition.

         The Company believes that existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's, for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

         The Company has not paid dividends in 1996 through March 31, 2000, and does not expect to pay a dividend in the foreseeable future.

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

         Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission and may be amended from time to time. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

                 The Company filed the following Current Reports on Forms 8-K since December 31, 1999:

                 (i) Current Report on Form 8-K, dated April 13, 2000, filed with the Securities and Exchange Commission on April 14, 2000 (Items 5 and 7).

                 (ii) Current Report on Form 8-K, dated April 20, 2000, filed with the Securities and Exchange Commission on April 20, 2000 (Items 5 and 7).

         (b) Exhibits:

                 27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         TEAM AMERICA CORPORATION


                                         By: /s/ THOMAS L. GERLACHER
                                         ---------------------------
                                         Chief Financial Officer and
                                         Authorized Signing Officer

May 17, 2000

                                 Exhibit Index
                                 -------------


Exhibit Number              Description
--------------              ------------
      27                    Financial Data Schedule