Form 10-Q
period 2000-06-30
TEAM AMERICA CORPORATION
filed 2000-08-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                        Yes |X|     No

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON JULY 31, 2000 WAS 4,341,999.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 2000

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                  NO.
                                                                                                                  ---
Item 1. Financial Statements:



         Condensed Consolidated Balance Sheets -- June 30, 2000 (unaudited)
         and December 31, 1999...............................................................................     - 3 -

         Condensed Consolidated Statements of Operations -- Three-month and six-month periods
         ended June 30, 2000 (unaudited) and 1999 (unaudited and restated)...................................     - 5 -

         Condensed Consolidated Statements of Cash Flows -- Three month and six-month periods
         ended June 30, 2000 (unaudited) and 1999 (unaudited and restated)...................................     - 6 -

         Condensed Consolidated Statement of Changes in Shareholders' Equity-
         Six-month period ended June 30, 2000 (unaudited)....................................................     - 7 -

         Notes to Condensed Consolidated Financial Statements................................................     - 8 -

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................................     - 9 -

                                                 PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................................    - 14 -

Signature....................................................................................................    - 15 -

Exhibit Index................................................................................................    - 16 -

Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                $(000's) OMITTED


                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2000                  1999
                                                                                     -----------------     -----------------
                                                                                       (UNAUDITED)            (AUDITED)

CURRENT ASSETS:
   Cash                                                                              $         4,433       $         3,087
   Receivables:
     Trade, net of allowance for doubtful accounts of $200 and $200                            3,094                 4,413
     Unbilled revenues                                                                         8,453                10,515
     Refundable income taxes                                                                     174                   851
     Employee advances                                                                           143                   130
                                                                                     -----------------     -----------------
       Total receivables                                                                      11,864                15,909
   Prepaid expenses                                                                              681                   450
   Deferred income tax asset                                                                     246                   246
                                                                                     -----------------     -----------------
     TOTAL CURRENT ASSETS                                                                     17,224                19,692
                                                                                     -----------------     -----------------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
   AND AMORTIZATION                                                                            1,451                 1,645
                                                                                     -----------------     -----------------
OTHER ASSETS:
   Goodwill and non-compete agreements, net                                                   25,148                25,715
   Cash surrender value of life insurance policies                                               727                   596
   Mandated benefit/security deposits                                                            171                   174
   Other assets                                                                                   33                    64
                                                                                     -----------------     -----------------
     TOTAL OTHER ASSETS                                                                       26,079                26,549
                                                                                     -----------------     -----------------
     TOTAL ASSETS                                                                    $        44,754       $        47,886
                                                                                     =================     =================



See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                    $(000's) OMITTED

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2000                  1999
                                                                                     -----------------     -----------------
                                                                                       (UNAUDITED)            (AUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                                            $            60       $           688
   Line of credit                                                                              1,800                 1,500
   Note payable to related party                                                                 115                   900
   Accrued compensation                                                                        6,992                 8,947
   Accrued payroll taxes and insurance                                                         4,698                 5,006
   Accrued workers' compensation costs                                                         1,800                 1,476
   Other accrued expenses                                                                        460                   999
   Client deposits                                                                               425                   456
                                                                                     -----------------     -----------------
       TOTAL CURRENT LIABILITIES                                                              16,350                19,972
                                                                                     -----------------     -----------------
LONG-TERM LIABILITIES:
   Deferred rent                                                                                  26                    26
   Deferred compensation liability                                                               695                   593
   Deferred taxes                                                                                 23                    23
                                                                                     -----------------     -----------------
       TOTAL LONG-TERM LIABILITIES                                                               744                   642
                                                                                     -----------------     -----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value:
   Common Stock, 10,000,000 shares authorized 4,967,515 issued
     and outstanding                                                                          28,755                28,755
   Excess purchase price                                                                         (84)                  (84)
   Retained earnings                                                                           1,833                 1,483
                                                                                     -----------------     -----------------
                                                                                              30,504                30,154
   Less-Treasury stock, 625,516 and 634,516 shares respectively, at cost                      (2,844)               (2,882)
                                                                                     -----------------     -----------------
       TOTAL SHAREHOLDERS' EQUITY                                                             27,660                27,272
                                                                                     -----------------     -----------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $        44,754       $        47,886
                                                                                     =================     =================

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                $(000's) OMITTED


                                                              3 MONTHS ENDED                           6 MONTHS ENDED
                                                   -------------------------------------    -------------------------------------
                                                       JUNE 30,             JUNE 30,            JUNE 30,            JUNE 30,
                                                         2000                1999                 2000                1999
                                                   -----------------    ----------------    -----------------    ----------------
                                                                          (UNAUDITED                               (UNAUDITED
                                                     (UNAUDITED)           RESTATED)          (UNAUDITED)           RESTATED)

REVENUES                                                   106,722              101,379             203,705              192,033

   Salaries and wages                                       93,237               87,001             176,987              164,197
   Payroll taxes, workers' compensation
   and other direct costs                                    9,073               10,657              18,350               20,580
                                                   -----------------    ----------------    -----------------    ----------------
     Total                                                 102,310               97,658             195,337              184,779
                                                   -----------------    ----------------    -----------------    ----------------

GROSS PROFIT                                                 4,412                3,721               8,368                7,254
                                                   -----------------    ----------------    -----------------    ----------------

   Administrative salaries                                   1,944                1,949               4,003                3,782
   Other selling, general and administrative
   expenses                                                  1,360                1,388               2,356                2,877
   Depreciation and amortization                               461                  448                 918                  870
                                                   -----------------    ----------------    -----------------    ----------------
     Total operating expenses                                3,765                3,785               7,277                7,529
                                                   -----------------    ----------------    -----------------    ----------------
OPERATING INCOME                                               647                  (64)              1,091                 (275)
   Interest expense                                            (34)                 (31)                (64)                 (37)
                                                   -----------------    ----------------    -----------------    ----------------
INCOME BEFORE TAXES                                            613                  (95)              1,027                 (312)
   Income Tax Expense                                         (414)                 (70)               (677)                 (91)
                                                   -----------------    ----------------    -----------------    ----------------
NET INCOME (LOSS)                                              199                 (165)                350                 (403)
                                                   -----------------    ----------------    -----------------    ----------------

EARNING PER SHARE
   Basic                                                       0.5                 (0.4)                .08                 (0.9)
   Diluted                                                     0.5                 (0.4)                .08                 (0.9)

SHARES OUTSTANDING
   Basic                                                     4,335                4,338               4,334                4,410
   Diluted                                                   4,352                4,371               4,356                4,444

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                $(000's) OMITTED

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                           2000                  1999
                                                                                     -----------------     -----------------
                                                                                                              (UNAUDITED
                                                                                       (UNAUDITED)            RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                             350                  (403)
     Adjustment to reconcile net income to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                           918                   870
         (Increase) decrease in operating assets:
         Trade receivables                                                                     1,319                   515
         Unbilled receivables                                                                  2,062                (5,025)
         Prepaid expenses                                                                       (231)                 (422)
         Mandated benefits/deposits                                                                3                    (3)
         Other                                                                                   709                   (23)
       Increase (decrease) in operating liabilities:
         Accounts payable                                                                       (628)                1,309
         Accrued expenses and other payables                                                    (536)               (1,116)
         Accrued compensation                                                                 (1,955)                3,929
         Client deposits                                                                         (31)                   65
         Deferred liabilities                                                                    102                    80
                                                                                     -----------------     -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            2,082                  (224)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                          (120)                 (297)
   Increases in cash surrender value of life insurance policies                                 (131)                  (48)
   Non-compete agreements                                                                          0                  (210)
   Acquisitions costs, net of cash obtained                                                        0                   (27)
                                                                                     -----------------     -----------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                         (251)                 (582)
                                                                                     -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowing                                                            300                 2,800
   Proceeds from notes payable issued                                                              -                 1,700
   Notes payable and short-term borrowing repaid                                                (785)               (2,450)
   Purchase of treasury stock                                                                      -                (2,500)
   Stock price guarantee payment                                                                   -                  (169)
                                                                                     -----------------     -----------------
NET CASH (USED IN) FINANCING ACTIVITIES                                                         (485)                 (619)
                                                                                     -----------------     -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1,346                (1,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 3,087                 5,010
                                                                                     -----------------     -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       4,433                 3,585
                                                                                     =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period of interest                                           $            92       $            35
                                                                                     -----------------     -----------------
   Cash paid during the period for income taxes                                      $           283       $           900
                                                                                     =================     =================

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

                              SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                $(000's) OMITTED


                             COMMON STOCK                   TREASURY STOCK
                        --------------------------    ---------------------------       EXCESS         RETAINED
                         NUMBER          VALUE          NUMBER          VALUE       PURCHASE PRICE     EARNINGS       TOTAL
                        ---------   --------------    ----------    -------------   --------------    -----------  ------------

Balance
   December 31, 1999       4,968    $       28,755           635    $      (2,882)            (84)   $    1,483   $     27,272

   Shares issued               -                 -            (9)              38               -             -             38
   Net income                  -                 -             -                -               -           350            350
                        ---------   --------------    ----------    -------------    ------------    -----------  ------------
Balance
   June 30, 2000           4,968    $       28,755           626    $      (2,844)            (84)   $    1,833   $     27,660
                        =========   ==============    ==========    =============    ============    ==========   ============


See Notes to Condensed Consolidated Financial Statements.

                   TEAM AMERICA CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying interim condensed consolidated financial statements as of June 30, 2000 and for the three-month and six month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation. The interim condensed consolidated financial statements as of June 30, 1999 have been restated to reflect a $711,000 increase in direct costs for the three months ended March 31, 1999, and a $789,000 increase in direct costs for the three months ended June 30, 1999 to reflect the timing of additional costs in 1999 as described in the Company's Form 10-K for the year ended December 31, 1999. These adjustments reduced net income as previously reported from $307,000, or $.07 per share, to a loss of $(165,000), or $(.04) per share and from $491,000, or $.11 per share, to a loss of $(403,000), or ($.09) per share for the six months ended June 30, 1999.

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

NOTE 3 - EARNINGS PER SHARE

         Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income (loss) for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              --------------------------------------     -------------------------------------
                                                             JUNE 30,                                  JUNE 30,
                                              --------------------------------------     -------------------------------------
                                                    2000                 1999                 2000                 1999
                                              -----------------    -----------------     ----------------     ----------------

Weighted average shares outstanding                4,334,870             4,337,675            4,341,999            4,410,440
Dilutive shares from stock options                    17,496                     -               21,998                    -
Shares earned but still in escrow from
   acquisitions                                            -                33,103                    -               33,103
                                              -----------------    -----------------     ----------------     ----------------
Diluted shares outstanding                         4,352,374             4,370,778            4,353,937            4,443,543
                                              -----------------    -----------------     ----------------     ----------------


NOTE 4-MERGER

         On February 7, 2000 the Company signed a definitive Agreement and Plan of Merger to be acquired by Global Employment Solutions, Inc. On April 13, 2000, this agreement was terminated. As a result of the termination, Mucho.com, Inc., ("Mucho.com") a corporation controlled by a former officer and director of the Company, made an offer to purchase all of the outstanding common stock of TEAM America at a price of $6.75 per share, or approximately $29.4 million. On April 14, 2000, the Company entered into a letter of intent with Mucho.com whereby Mucho.com agreed to purchase up to 50% of Team America's common stock at $6.75 per share and give shares of Mucho.com to the remaining shareholders of TEAM America, subject to the execution of a definitive agreement.

         On June 16, 2000, the Company entered into an Agreement and Plan of Merger with Mucho.com. Under the terms of the definitive merger agreement, a newly-formed subsidiary of the Company will merge with and into Mucho.com, and Mucho.com will be the surviving entity and a wholly owned subsidiary of the Company. In connection with the merger, the Mucho.com shareholders will receive up to $5,925,925 shares of the Company's common stock in exchange for their shares of Mucho.com., subject to an escrow agreement for 2,222,222 shares. As part of the merger, the Company's shareholders will be entitled to tender their shares for $6.75 per share in cash through a self-tender offer for up to 50% the Company's outstanding common stock. The merger will be subject to certain conditions, including regulatory and stockholder approval of both companies. Upon consummation of the merger, the Company will change its name to TEAM Mucho, Inc.


NOTE 5 - PREFERRED STOCK

         The Company is authorized to issue 11,000,000 shares of capital stock, no par value, of which 500,000 are designated as Class A voting preferred shares, 500,000 are designated as Class B nonvoting preferred shares, and 10,000,000 are shares of common stock. None of the preferred shares are issued or outstanding.

NOTE 6 - BANK LINE OF CREDIT

         The Company has borrowed $1,800,000 against an original line of credit of $3,500,000. Currently, the line is under review by the bank and the Company while the Company continues its merger activities and its efforts to obtain new debt and/or equity.


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

The following table sets forth results of operations for the three-month and six month periods ended June 30, 2000 and 1999 expressed as a percentage of revenues. The June 30, 1999 results have been restated to reflect a $789,000 increase and a $1,500,000 in direct costs for the three months and six months then ended. See Note 1 to Notes to Condensed Consolidated Financial Statements:

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              --------------------------------------     -------------------------------------
                                                             JUNE 30,                                  JUNE 30,
                                              --------------------------------------     -------------------------------------
                                                    2000                 1999                 2000                 1999
                                              -----------------    -----------------     ----------------     ----------------

Revenue                                                100.0%               100.0%              100.0%                100.0%
Direct costs:
   Salaries and wages                                   87.4                 85.8                86.9                  85.5
   Payroll taxes, workers' compensation and
   other direct costs                                    8.5                 10.5                 9.0                  10.7
                                              -----------------    -----------------     ----------------     ----------------
Gross profit                                             4.1                  3.7                 4.1                   3.8
Operating Expenses:
   Administrative payroll and payroll other              1.8                  1.9                 2.0                   2.0
   Other selling general and administrative
   expenses                                              1.3                  1.4                 1.2                   1.5
   Depreciation and amortization                         0.4                  0.5                 0.4                   0.4
                                              -----------------    -----------------     ----------------     ----------------
     Total operating expenses                            3.5                  3.8                 3.6                   3.9
                                              -----------------    -----------------     ----------------     ----------------
Operating income (loss)                                  0.6                 (0.1)                0.5                  (0.1)
   Interest income (expense)                               -                    -                   -                     -
                                              -----------------    -----------------     ----------------     ----------------
Income (loss) before taxes                               0.6                 (0.1)                0.5                  (0.1)
Provision for income taxes                              (0.4)                (0.1)               (0.3)                 (0.1)
                                              -----------------    -----------------     ----------------     ----------------
   Net income (loss)                                     0.2                 (0.2)                0.2                  (0.2)
                                              =================    =================     ================     ================

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

Revenues increased 5.3%, to $106,722,000, in the three months ended June 30, 2000 from $101,379,000 in the three months ended June 30, 1999. The increase was caused by normal growth from period to period; however, the Company did terminate some marginal accounts at the close of the fourth fiscal quarter of 1999. This caused a reduction in the rate of growth of revenue from the second quarter of 1999 to the second quarter of 2000.

DIRECT COSTS/GROSS PROFIT

Direct costs increased 4.8%, to $102,310,000, in the three months ended June 30, 2000 from $97,658,000 in the three months ended June 30, 1999. Salaries and wages for worksite employees rose 7.2%, while the costs of taxes and insurances decreased 14.9% primarily due to lower costs for workers' compensation and for other direct costs. Gross profit increased 18.6% to $4,412,000 in the three months ended June 30, 2000 from $3,721,000 in the three months ended June 30, 1999 and increased to 4.1% of revenues in the second quarter of 2000 compared to 3.7% of revenues in the second quarter of 1999. The lower margin in 1999 reflects the impact of the restatement of $789,000 in direct costs. The margin in the second quarter of 2000 continues to reflect the lower fees charged in the acquired locations compared to the core business in the Midwest.

OPERATING EXPENSES

Total operating expenses decreased 0.5%, to $3,765,000, in the three months ended June 30, 2000 from $3,785,000 in the three months ended June 30, 1999. Salaries and wages decreased 0.3% to $1,944,000 in the second quarter of 2000 from $1,949,000 in the second quarter of 1999. Elimination of personnel related to acquired companies and changes in personnel offset additions to corporate staff in management and technical positions and normal increases for existing employees. These additions have helped to improve both direct and administrative cost controls in 2000.

Other selling, general and administrative expenses decreased 2.0%, to $1,360,000, or 1.3% of revenue, in the three months ended June 30, 2000 from $1,388,000, or 1.4% of revenue, in the three months ended June 30, 1999. Included in selling, general and administrative expense was a net write-off of $161,000 to bad debt expense. Excluding that write-off, the decrease in other selling, general and administrative would have been 13.6%, or 1.1% of revenue. Reduction in commissions and office expense were responsible for the majority of the decrease.

Depreciation and amortization rose 2.9%, to $461,000, in the three-months ended June 30, 2000 from $448,000 in the three-months ended June 30, 1999. The increase comes from the depreciation arising from the additional hardware and software purchases for the TEAM DirectTM operating system.

OPERATING INCOME

Operating income in the quarter ended June 30, 2000 increased to $647,000, or 0.6% of revenue, from a net operating loss of $(64,000), or (0.1)% of revenue, in the second quarter of 1999. The $789,000 restated charge to direct costs in 1999 was included in the $(64,000) loss. The $711,000 improvement was due to the $691,000 improvement in gross margin while keeping total selling, general and administrative costs relatively constant.

INTEREST INCOME (EXPENSE)

Net interest expense increased to $34,000 in the six months ended June 30, 2000 compared to expense of $31,000 in the three months ended June 30, 1999. Interest rates were higher in 2000, while the average debt outstanding was lower.

INCOME TAX EXPENSE

Income tax expense was $414,000 for the three months ended June 30, 2000, compared to $70,000 in the three months ended June 30, 1999. The tax expense includes approximately $90,000 per quarter for the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME (LOSS) AND EARNINGS PER SHARE

Net income was $199,000, or $.05 per share, in the three months ended June 30, 2000 compared to a loss of $(165,000), or $(.04) per share, in the three months ended June 30, 1999. The increase was due primarily to the improvement in gross margin net of taxes.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

Revenues increased 6.1%, to $203,705,000, in the six months ended June 30, 2000 from $192,033,000 in the six months ended June 30, 1999. The increase was caused by normal growth from period to period; however, the Company did terminate some marginal accounts at the close of the fourth fiscal quarter of 1999. This caused a reduction in the rate of growth of revenue from the first quarter of 1999 to the first six months of 1999 to the six months of 2000.

DIRECT COSTS/GROSS PROFIT

Direct costs increased 5.7%, to $195,377,000, in the six months ended June 30, 2000 from a restated $184,779,000 in the six months ended June 30, 1999. Salaries and wages for worksite employees rose 7.8% while the costs of taxes and insurances decreased 10.8% primarily due to lower costs for workers' compensation and for other direct costs. Gross profit increased 15.4% to $8,368,000 in the six months ended June 30, 2000 from a restated $7,254,000 in the six months ended June 30, 1999 and increased to 4.1% of revenues in the first six months of 2000 compared to a restated 3.8% of revenues in the first six months of 1999. The lower margin in 1999 reflects the impact of the restatement of $1,500,000 in direct costs. The margin in the first six months of 2000 continues to reflect the lower fees charged in the acquired locations compared to the core business in the Midwest.

OPERATING EXPENSES

Total operating expenses decreased 3.3%, to $7,277,000, or 3.6% of revenue , in the six months ended June 30, 2000 from $7,529,000 or 3.9% of revenue in the six months ended June 30, 1999. Salaries and wages rose 5.8% to $4,003,000 in the first six months of 2000 from $3,782,000 in the first six months of 1999. The increases are due to additions to corporate staff in management and technical positions during the second half of 1999 and to normal increases for existing employees. These additions have helped to improve both direct and administrative cost controls.

Other selling, general and administrative expenses decreased 18.1%, to $2,356,000, or 1.2% of revenue, in the six months ended June 30, 2000 from $2,877,000 or 1.5% of revenue, in the six months ended June 30, 1999. This decrease in other operating expenses was due, in large part, to increased spending in the first quarter of 1999 for the change of printed materials for all acquired companies to the "TEAM America" brand name. Reductions also were made in costs associated with commissions, phone and insurance, while bad debt expense increased by $161,000. Excluding that bad debt write-off, the decrease in other selling, general and administrative expenses would have been 23.7%.

Depreciation and amortization rose 5.5%, to $918,000, in the six-months ended June 30, 2000 from $870,000 in the six-months ended June 30, 1999. The increase comes from the depreciation arising from the additional hardware and software purchases for the TEAM DirectTM operating system and from increases in amounts of goodwill from the acquisitions.

OPERATING INCOME

Operating income in the six months ended June 30, 2000 increased to $1,091,000, or 0.5%, from a restated net operating loss of $(275,000), or (0.1)%, in the first six months of 1999. The $1,500,000 restated charge to direct costs in 1999 was the included in the $(275,000) operating loss. The $1,366,000 improvement was due to the $1,114,000 improvement in gross margin and the net reduction of $252,000 in selling , general and administrative costs.

INTEREST INCOME (EXPENSE)

Net interest expense increased to $64,000 in the six months ended June 30, 2000 compared to expense of $37,000 in the six months ended June 30, 1999. The 1999 results reflect interest expense net of interest income from the $2,500,000 borrowed to acquire 500,000 shares of common stock in February of 1999.

INCOME TAX EXPENSE

Income tax expense was $677,000 for the six months ended June 30, 2000, compared to a restated $91,000 in the six months ended June 30, 1999. The tax expense includes approximately $90,000 per quarter for the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME (LOSS) AND EARNINGS PER SHARE

Net income was $350,000, or $.08 per share, in the six months ended June 30, 2000 compared to a restated loss of $(403,000), or $(.09) per share, in the six months ended June 30, 1999. The increase was due primarily to the improvement in gross margin net of taxes. Average shares outstanding declined to 4,335,000 in the first six months of 2000 from 4,410,000 in the first six months of 1999 as a result of the repurchase by the Company of 500,000 shares in February 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had a working capital balance of $874,000, a $1,154,000 improvement over the December 31, 1999 working capital deficit of $280,000. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). For the six months ended June 30, 2000, EBITDA was $2,009,000 compared to $595,000 for the six months ended June 30, 1999.

Net cash provided by (used in) operating activities was $2,082,000 and $(224,000) in the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, the increase was due to improvements in net income, and a decrease in both trade and unbilled receivables, net of decreases in accounts payable and accrued expenses. During the same six month period in 1999, the build up in receivables and prepaid expenses exceeded the increase in accounts payable and accrued expenses.

Net cash used in investing activities was $251,000 in the six months ended June 30, 2000, compared to $582,000 in the six months ended June 30, 1999. In 1999, $210,000 was paid to former executives of the Company for a covenant not to compete in connection with their resignation from the Company and for a cancellation of their employment agreements.

During the first quarter of 1999, the Company acquired 500,000 shares of common stock from its former Chairman and founder for $2,500,000. The Company financed this stock acquisition by borrowing $800,000 on its line of credit with a bank and giving a $1,700,000 promissory note with a 5.75% interest rate to the former Chairman with $700,000 due upon demand; $450,000 of this loan was repaid during the first six months of 1999. During the first six months of 2000, the note to the former chairman was reduced from $900,000 to $115,000.

During the first six months of 1999 the Company borrowed from and repaid to a bank $2,000,000. During the second quarter of 2,000, the Company increased its bank line to $1,800,000 by borrowing $300,000. Currently the line is under review by the bank and the Company while the Company continues its merger activities and its efforts to obtain new debt and/or equity.

In connection with an acquisition in 1998, the Company guaranteed the price of 68,468 shares at $10.25 per share. During the first six months of 1999, $89,000 was paid under this guarantee arrangement and $80,000 was paid in a reflected agreement.

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

The Company has not paid dividends in 1996 through June 30, 2000, and does not expect to pay a dividend in the foreseeable future.


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

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K since March 31, 2000.

         (i) Current Report on Form 8-K, dated April 13, 2000, filed with the Securities and Exchange Commission on April 14, 2000 (Items 5 and 7).

         (ii) Current Report on Form 8-K, dated April 20, 2000, filed with the Securities and Exchange Commission on April 20, 2000 (Items 5 and 7).

         (iii) Current Report on Form 8-K, dated June 20, 2000, filed with the Securities and Exchange Commission on June 21, 2000 (Items 5 and 7).

         (iv) Current Report on Form 8-KA, dated June 20, 2000, filed with the Securities and Exchange Commission on June 29, 2000 (Items 5 and 7).

         (b) Exhibits:

              27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TEAM AMERICA CORPORATION


                                          /s/ THOMAS L. GERLACHER
                                          -----------------------
                                          Chief Financial Officer and
                                          Authorized Signing Officer

August 14, 2000

                                EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

27*                                 Financial Data Schedule

---------------

*In SEC EDGAR-filed document only