Form 10-K/A
period 1998-12-31
TEAM AMERICA CORPORATION
filed 2000-10-17
CIK 860235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                AMENDMENT NO. 1
                                       to
                                   FORM 10-K



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

DIRECT COSTS


         Total direct costs increased 119% to $323,191,000 in 1998 from $147,545,000 in 1997. This increase was due primarily to the 118% increase in revenue from the Company's internal growth and acquisitions. Direct costs increased to 95.1% of total revenues in 1998 from 94.6% of total revenues in 1997. The decline in margin is the result of lower fees and margins in the acquired businesses. The Company's core business, located primarily in Ohio, has historically had margins in excess of 5%. Margins in the acquired businesses outside of Ohio were 4% in 1998. The Company views the lower fees and margins in the acquired businesses as opportunity for future profitability improvement.


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


         Other selling, general and administrative expense increased 120% to $5,760,000 in 1998 from $2,623,000 in 1997. This increase was due primarily to the 118% increase in revenue from the Company's internal growth and acquisitions. In addition to the increased costs from the acquired companies, expenses also rose for liability and employment practices insurance, printing for new marketing and employee benefits literature for the acquired companies, travel, professional fees and facilities costs. These costs are not expected to continue to increase at a greater pace than revenues. Additional savings are also expected once the Company's new centralized payroll, HR and accounting software package is deployed and operating at all locations in 1999.

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

      3.2                  Amended Code of Regulations of the Company(1)

    *10.1                  Company's 1996 Incentive Stock Plan(1)

    *10.2 Executive employment agreement between the Company and Mr. Kevin T. Costello(1)

     10.3                  Lease for Cascade Corporate Center dated June 22,
                           1990 between EastGroup Properties and the Company, as amended(1)

   **10.4                  Voting Agreement, dated January 1, 1999, among
                           Richard C. Schilg, Kevin T. Costello, Steven Cash
                           Nickerson, Byron McCurdy and Terry McCurdy

   **21.1                  Subsidiaries of the Registrant

   **23.1                  Consent of Arthur Andersen LLP

   **24.1                  Power of Attorney

   **27.1                  Financial Data Schedules


------------
(1) Included as an exhibit to the registrant's Registration Statement on Form S-1, as amended (File No. 333-13913), and incorporated herein by reference.

*     Management contract or compensation plan or arrangement.


**    Previously filed with this report.


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

                                           TEAM AMERICA CORPORATION


Date: October 9, 2000                      By: /s/ Thomas Gerlacher
                                              ---------------------------------
                                              Thomas Gerlacher
                                              Chief Financial Officer


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



SIGNATURE                                    TITLE                                       DATE
---------                                    -----                                       ----


/s/ Kevin T. Costello               President and Chief Executive Officer            October 10, 2000
-----------------------------       Executive Officer and Director
Kevin T. Costello                   (Principal Executive Officer)


/s/ Thomas Gerlacher                Chief Financial Officer and Vice President       October 10, 2000
-----------------------------       (Principal Financial and Accounting Officer)
Thomas Gerlacher

*William W. Johnston                Chairman of the Board                            October 10, 2000
----------------------------
William W. Johnston

*Charles F. Dugan II                Director                                         October 10, 2000
----------------------------
Charles F. Dugan II

*Crystal Faulkner                   Director                                         October 10, 2000
----------------------------
Crystal Faulkner

*M. R. Swartz                       Director                                         October 10, 2000
----------------------------
M. R. Swartz


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