Form 10-Q/A
period 1999-09-30
TEAM AMERICA CORPORATION
filed 2000-10-17
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                AMENDMENT NO. 1
                                       to
                                   FORM 10-Q



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


        Reductions in executive level compensation of approximately $150,000 per quarter have also had a significant effect on salary expense. Effective January 1, 1999, the Company's Chairman, CEO and founder resigned. The Company acquired 500,000 shares of common stock at $5 per share, the fair market value at that date, in lieu of any other payments that may have been required under previous employment agreements. Also, effective March 1, 1999, two executives from the Oregon acquisition resigned their positions with a Company subsidiary. They remain affiliated with the Company as independent marketing agents. The President of the Company's California subsidiary also restructured his arrangement with the Company. He remains under contract with the Company but now is on a fee for services basis providing legal and consulting services to the Company.

        Other general and administrative expenses rose 18.7% to $1,621,000 in the three months ended September 30, 1999 from $1,365,000 in the three months ended September 30, 1998 and increased to 1.6% of revenues in 1999 from 1.5% in 1998. This increase was due to internal growth of the Company, as well as additional expenses related to the acquisition of business in San Diego. On a year to date basis, these other operating expenses have increased 16% but have declined from 1.6% of revenues in the nine months ended September 30, 1998 to 1.5% of revenues in the nine months ended September 30, 1999.


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


        Other general and administrative expenses rose 15.9% to $4,498,000, or 1.5% of revenue in the nine months ended September 30, 1999 from $3,882,000, or 1.6% of revenue, in the nine months ended September 30, 1998. This increase in other operating expenses was less than the 20.9% growth in the business during the period due to lower spending on marketing and other discretionary costs.


        Depreciation and amortization rose 21.1% to $1,310,000 in the nine months ended September 30, 1999 from $1,081,000 in the nine months ended September 30, 1998. The increase comes from the amortization of goodwill from the acquisitions completed in 1998 and the depreciation arising from the additional hardware and software for the TEAM Direct(TM) operating system.

OPERATING INCOME


        The Company's operating income increased by $668,000 to $1,907,000 as a result of the internal growth and acquisitions of the Company. Gross margins increased by $1,253,000 and expenses increased by $585,000.


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

LIQUIDITY AND CAPITAL RESOURCES


        At September 30, 1999, the Company had a working capital surplus of $797,000. At December 31, 1998, the working capital surplus was $2,055,000. The change in working capital is primarily due to the use of cash and an increase in short-term borrowing to acquire $2.5 million of treasury stock in the first quarter of 1999.


        The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations. In addition, in December 1996, net cash of $13,314,000 was provided from an initial public offering of Company stock.


        Net cash provided by operating activities was $2,421,000 and $695,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was from an increase in net income from $320,000, an increase in depreciation and amortization of $229,000 and the $1,197,000 reduction in the change in operating assets net of the change in operating liabilities.


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


        The Company believes that its existing cash, cash equivalents and internally generated funds will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements, excluding acquisitions of other PEO's for the for at least the next twelve months. As of December 31, 1999, the Company had $3,087,051 in cash and cash equivalents. To the extent that the Company needs additional capital resources, the Company believes that it will have access to bank financing and other alternative sources of capital. However, there can be no assurances that additional financing will be available on terms favorable to the Company, or at all.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a.)    Reports on Form 8-K

        On September 29,1999 the Company filed a Form 8-K with the SEC dated as of September 27,1999 reporting that it had received an offer to purchase all of the outstanding shares of its common stock. On September 30,1999 the Company filed a Form8-K with the SEC dated as of September 28,1999 reporting that it had been notified by Nasdaq that its shares of common stock would be delisted from the Nasdaq National Market and become listed on the Nasdaq SmallCap Market effective October 1, 1999. On October 1,1999 the Company filed a Form 8-K with the SEC dated as of October 1,1999 reporting that the Company's board of directors had approved an offer to purchase all of the outstanding shares of its common stock.

        (b.)    Exhibits

            27  Financial Data Schedule




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              TEAM AMERICA CORPORATION

                                                  /s/ THOMAS GERLACHER
                                                  ---------------------------
                                                  Chief Financial Officer and
                                                  Authorized Signing Officer

October 9, 1999

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------


27**                          Financial Data Schedule


** Previously filed