Form 10-Q
period 2000-09-30
TEAM AMERICA CORPORATION
filed 2000-11-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON OCTOBER 31, 2000 WAS 4,350,999.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                   PAGE
                                                                                                                    NO.
                                                                                                                    ---

Item 1.   Financial Statements:

   Condensed Consolidated Balance Sheets - September 30, 2000 (unaudited)
   and December 31, 1999......................................................................................       3

    Condensed Consolidated Statements of Operations -- Three-month and nine-
    month periods ended September 30, 2000 (unaudited) and 1999 (unaudited and restated)......................       5

    Condensed Consolidated Statements of Cash Flows - Nine-month periods
    ended September 30, 2000 (unaudited) and 1999 (unaudited and restated)....................................       6

    Condensed Consolidated Statement of Changes in Shareholders' Equity-
    Nine-month period ended September 30, 2000 (unaudited)....................................................       7

    Notes to Condensed Consolidated Financial Statements......................................................       8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............       9


                                                    PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................      14

Signature.....................................................................................................      15

Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      TEAM AMERICA CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                    ($ in 000's)

                                                                                      September 30,     December 31,
                                                                                           2000              1999
                                                                                     ---------------   ---------------
                                                                                       (Unaudited)         (Audited)
ASSETS:
CURRENT ASSETS:
   Cash                                                                              $         3,294   $         3,087
   Receivables:
      Trade, net of allowance for doubtful accounts of $150 and $200, respectively             4,027             4,413
      Unbilled revenues                                                                       10,172            10,515
      Refundable income taxes                                                                    248               851
      Employee advances                                                                          146               130
                                                                                     ---------------   ---------------
         Total receivables                                                                    14,593            15,909
   Prepaid expenses                                                                              228               450
   Deferred income tax asset                                                                     246               246
                                                                                     ---------------   ---------------
      TOTAL CURRENT ASSETS                                                                    18,361            19,692

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                               1,332             1,645
                                                                                     ---------------   ---------------
OTHER ASSETS:
   Goodwill and non-compete agreements, net                                                   24,932            25,715
   Cash surrender value of life insurance policies                                               774               596
   Mandated benefit/security deposits                                                            171               174
   Other assets                                                                                   79                64
                                                                                     ---------------   ---------------
      TOTAL OTHER ASSETS                                                                      25,956            26,549
                                                                                     ---------------   ---------------

      TOTAL ASSETS                                                                   $        45,649   $        47,886
                                                                                     ===============   ===============

See Notes to Condensed Consolidated Financial Statements

                 TEAM AMERICA CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                               ($ in 000's)

                                                                           September 30,       December 31,
                                                                                2000               1999
                                                                          ---------------    ---------------
                                                                            (Unaudited)          (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Trade accounts payable                                                 $           133    $           688
   Line of credit                                                                   1,800              1,500
   Note payable to related party                                                     --                  900
   Accrued compensation                                                             8,498              8,947
   Accrued payroll taxes and insurance                                              4,205              5,006
   Accrued workers' compensation costs                                              1,795              1,476
   Other accrued expenses                                                             256                999
   Client deposits                                                                    249                456
                                                                          ---------------    ---------------
      TOTAL CURRENT LIABILITIES                                                    16,936             19,972
                                                                          ---------------    ---------------

LONG-TERM LIABILITIES:
   Deferred rent                                                                       26                 26
   Deferred compensation liability                                                    744                593
   Deferred taxes                                                                      23                 23
                                                                          ---------------    ---------------
      TOTAL LONG-TERM LIABILITIES                                                     793                642
                                                                          ---------------    ---------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value:
   Common stock, 10,000,000 shares authorized 4,976,515 and 4,967,515
      issued and outstanding, respectively                                         28,795             28,755
Excess purchase price                                                                 (84)               (84)
Retained earnings                                                                   2,053              1,483
                                                                          ---------------    ---------------
                                                                                   30,764             30,154
Less - Treasury stock, 625,516 and 615,343 shares respectively, at cost            (2,844)            (2,882)
                                                                          ---------------    ---------------
         TOTAL SHAREHOLDERS' EQUITY                                                27,920             27,272
                                                                          ---------------    ---------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $        45,649    $        47,886
                                                                          ===============    ===============

See Notes to Condensed Consolidated Financial Statements

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  ($ in 000's)

                                                    3 Months Ended                        9 Months Ended
                                          ----------------------------------    ----------------------------------
                                           September 30,      September 30,       September 30,      September 30,
                                                2000               1999               2000               1999
                                          ---------------    ---------------    ---------------    ---------------
                                                                (Unaudited                           (Unaudited
                                             (Unaudited)         Restated)         (Unaudited)        Restated)

REVENUES                                  $       108,542    $       102,678    $       312,247    $       294,711
                                          ---------------    ---------------    ---------------    ---------------

DIRECT COSTS:
   Salaries and wages                              96,037             89,600            273,024            255,642
   Payroll taxes, workers' compensation
      and other direct costs                        8,433              9,118             26,783             27,855
                                          ---------------    ---------------    ---------------    ---------------
      Total direct costs                          104,470             98,718            299,807            283,497
                                          ---------------    ---------------    ---------------    ---------------
GROSS PROFIT                                        4,072              3,960             12,440             11,214
                                          ---------------    ---------------    ---------------    ---------------
EXPENSES:
   Administrative salaries                          1,969              1,814              5,972              5,596
   Other selling, general and
      administrative expenses                       1,069              1,620              3,425              4,497
   Depreciation and amortization                      460                440              1,378              1,310
                                          ---------------    ---------------    ---------------    ---------------
      Total operating expenses                      3,498              3,874             10,775             11,403
                                          ---------------    ---------------    ---------------    ---------------
OPERATING INCOME (LOSS)                               574                 86              1,665               (189)
   Interest (expense)                                 (11)               (34)               (75)               (71)
                                          ---------------    ---------------    ---------------    ---------------
INCOME (LOSS) BEFORE TAXES                            563                 52              1,590               (260)
   Income tax (expense)                              (343)              (105)            (1,020)              (196)
                                          ---------------    ---------------    ---------------    ---------------
NET INCOME(LOSS)                          $           220    $           (53)   $           570    $          (456)
                                          ===============    ===============    ===============    ===============
EARNINGS (LOSS) PER SHARE:
   Basic                                  $          0.05    $         (0.01)   $          0.13    $         (0.10)
   Diluted                                $          0.05    $         (0.01)   $          0.13    $         (0.10)
SHARES OUTSTANDING:
   Basic                                            4,343              4,346              4,337              4,389
   Diluted                                          4,384              4,346              4,374              4,389

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  ($ in 000's)

                                                                     September 30,     September 30,
                                                                         2000               1999
                                                                    ---------------    ---------------
                                                                                          (Unaudited
                                                                      (Unaudited)          Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $           570    $          (456)
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                                    1,378              1,310
             (Increase) decrease in operating assets:
             Trade receivables                                                  386                144
             Unbilled receivables                                               343             (5,034)
             Prepaid expenses                                                   222               (157)
             Other                                                              470               (140)
         Increase (decrease) in operating liabilities:
             Accounts payable                                                  (555)               309
             Accrued expenses and other payables                             (1,166)             2,066
             Accrued compensation                                              (449)             4,163
             Client deposits and other                                          (56)               216
                                                                    ---------------    ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           1,143              2,421
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                       (158)              (390)
     Increases in cash surrender value of life insurance policies              (178)              (137)
     Non-compete agreements and other                                             0               (237)
                                                                    ---------------    ---------------
NET CASH (USED IN) INVESTING ACTIVITIES                                        (336)              (764)
                                                                    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowing                                         300              2,800
     Proceeds from notes payable issued                                           0              1,700
     Notes payable and short-term borrowing repaid                             (900)            (2,400)
     Purchase of treasury stock                                                   0             (2,500)
     Stock price guarantee payment                                                0               (240)
                                                                    ---------------    ---------------
NET CASH (USED IN) FINANCING ACTIVITIES                                        (600)              (640)
                                                                    ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            207              1,017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,087              5,010
                                                                    ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         3,294    $         6,027
                                                                    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                       $           112    $           140
     Cash paid during the period for income taxes                   $           431    $         1,050

See Notes to Condensed Consolidated Financial Statements.

                  TEAM AMERICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                 ($ in 000's)

                             Common Stock             Treasury Stock             Excess
                          ---------------------   -----------------------       Purchase    Retained
                            Number     Value        Number        Value           Price     Earnings      Total
                          --------   ----------   ----------    ----------      --------    --------    ----------
Balance
   December 31, 1999         4,968   $   28,755          635    $   (2,882)           84    $   1,483       27,272
   Shares issued                 9           40           (9)           38             0            0           78
   Net income                    0            0            0             0             0          570          570
                          --------   ----------   ----------    ----------      --------    ---------   ----------
Balance
   September 30, 2000        4,977   $   28,795          626    ($   2,844)           84    $   2,053   $   27,920
                          ========   ==========   ==========    ==========      ========    =========   ==========


See Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements as of September 30, 2000 and for the three-month and nine-month periods then ended are unaudited. However, in the opinion of management, these interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of TEAM America Corporation. The interim condensed consolidated financial statements as of September 30, 1999 have been restated to reflect a $596,000 increase in direct costs for the three months ended September 31, 1999, and a $2,096,000 increase in direct costs for the nine months ended September 30, 1999 to reflect the timing of additional costs in 1999 as described in the Company's Form 10-K for the year ended December 31, 1999. These adjustments reduced net income as previously reported from $311,000, or $.07 per share, to a loss of $(53,000), or $(.01) per share for the three months ended September 30, 1999 and from $802,000, or $.18 per share, to a loss of $(456,000), or ($.10) per share for the nine months ended September 30, 1999.

NOTE 2 - ACCOUNTING POLICIES

The financial statements should be read in conjunction with the audited financial statements contained in TEAM America Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 3 - EARNINGS PER SHARE

Earnings per share were determined in accordance with SFAS No. 128. There were no differences to reconcile to determine net income (loss) for basic and diluted earnings per share purposes. The effects of dilutive common stock equivalents were as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                       --------------------------    ---------------------------
                                                          2000          1999            2000           1999
                                                       ------------  ------------    ------------  -------------

Weighted average shares outstanding                      4,343,075     4,345,526       4,336,866      4,388,563
Dilutive shares from stock options                          40,562             0          36,722              0
                                                       ------------  ------------    ------------  -------------
Diluted shares outstanding                               4,383,637     4,345,526       4,373,588      4,388,563
                                                       ============  ============    ============  =============



NOTE 4-MERGER

On February 7, 2000 the Company signed a definitive Agreement and Plan of Merger to be acquired by Global Employment Solutions, Inc. On April 13, 2000, this agreement was terminated. Subsequently, Mucho.com, Inc., ("Mucho.com") a corporation controlled by a former officer and director of the Company, made an offer to purchase all of the outstanding common stock of TEAM America at a price of $6.75 per share, or approximately $29.4 million. On April 14, 2000, the Company entered into a letter of intent with Mucho.com whereby Mucho.com agreed to purchase for cash up to 50% of Team America's common stock at $6.75 per share and give shares of Mucho.com to the remaining shareholders of TEAM America, subject to the execution of a definitive agreement.

On June 16, 2000, the Company entered into an Agreement and Plan of Merger with Mucho.com. Under the terms of the definitive merger agreement, a newly formed subsidiary of the Company will merge with and into Mucho.com, and Mucho.com will be the surviving entity and a wholly owned subsidiary of the Company. In connection with the merger, the Mucho.com shareholders will receive up to 5,925,925 shares of the Company's common stock in exchange for their shares of Mucho.com, subject to an escrow agreement for 2,222,222 shares. As part of the merger, the Company's shareholders will be entitled to tender their shares for $6.75 per share in cash through a self-tender offer for up to 50% of the Company's outstanding common stock. The merger will be subject to certain conditions, including regulatory and shareholder approval of both companies. Upon consummation of the merger, the Company will change its name to TEAM Mucho, Inc.

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

The following table sets forth results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 expressed as a percentage of revenues. The September 30, 1999 results have been restated to reflect a $596,000 increase and a $2,096,000 increase in direct costs for the three months and nine months then ended. See Note 1 to Notes to Condensed Consolidated Financial Statements:

                                                    Three Months Ended                Nine Months Ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ---------------------------
                                                     2000           1999            2000           1999
                                                 -------------  -------------    ------------   ------------

Revenue                                               100.00%        100.00%         100.00%        100.00%
Direct costs:
     Salaries and wages                                  88.5           87.2            87.4           86.7
     Payroll taxes, workers' compensation
         and other direct costs                           7.8            8.9             8.6            9.5
                                                 -------------  -------------    ------------   ------------
            Total direct costs                           96.3           96.1            96.0           96.2
                                                 -------------  -------------    ------------   ------------
Gross profit                                              3.7            3.9             4.0            3.8

Operating Expenses:
     Administrative payroll and payroll other             1.8            1.8             1.9            1.9
     Other selling general and administrative
         expenses                                         1.0            1.6             1.1            1.5
     Depreciation and amortization                        0.4            0.4             0.5            0.5
                                                 -------------  -------------    ------------   ------------
         Total operating expenses                         3.2            3.8             3.5            3.9
                                                 -------------  -------------    ------------   ------------
Operating income (loss)                                   0.5            0.1             0.5           (0.1)
     Interest income (expense)                            0.0            0.0             0.0            0.0
                                                 -------------  -------------    ------------   ------------
Income (loss) before taxes                                0.5            0.1             0.5           (0.1)
Provision for income taxes                               (0.3)          (0.1)           (0.3)          (0.1)
                                                 -------------  -------------    ------------   ------------
     Net income (loss)                                    0.2           (0.0)            0.2           (0.2)
                                                 =============  =============    ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues increased 5.7%, to $108,542,000, in the three months ended September 30, 2000 from $102,678,000 in the three months ended September 30, 1999. The increase was caused by normal growth from period to period; however, the Company did terminate some marginal accounts at the close of the fourth fiscal quarter of 1999. This caused a reduction in the rate of growth of revenue from the third quarter of 1999 to the third quarter of 2000.

DIRECT COSTS/GROSS PROFIT

Direct costs increased 5.8%, to $104,470,000, in the three months ended September 30, 2000 from $98,718,000 in the three months ended September 30, 1999. Salaries and wages for worksite employees rose 7.2%, while the costs of taxes and insurances decreased 7.5% primarily due to lower costs for workers' compensation and for other direct costs. Gross profit increased 2.8% to $4,072,000 in the three months ended September 30, 2000 from $3,960,000 in the three months ended September 30, 1999 and decreased to 3.7% of revenues in the third quarter of 2000 compared to 3.9% of revenues in the third quarter of 1999. The decline in the percent of revenue in the third quarter of 2000 was due to slightly higher state unemployment insurance margins in 1999. The margin in the third quarter of 2000 continues to reflect the lower fees charged in the acquired locations compared to the core business in the Midwest.

OPERATING EXPENSES

Total operating expenses decreased 9.7%, to $3,498,000, in the three months ended September 30, 2000 from $3,874,000 in the three months ended September 30, 1999. Salaries and wages increased 8.5% to $1,969,000 in the third quarter of 2000 from $1,814,000 in the third quarter of 1999 due to additions to corporate staff in management and technical positions and to normal increases for existing employees. These additions have helped to improve both direct and administrative cost controls in 2000.

Other selling, general and administrative expenses decreased 34.0%, to $1,069,000, or 1.0% of revenue, in the three months ended September 30, 2000 from $1,620,000, or 1.6% of revenue, in the three months ended September 30, 1999. The decreases were due to reductions in commissions, professional fees, printing, bank charges and settlement expenses.

Depreciation and amortization rose 4.6%, to $460,000, in the three-months ended September 30, 2000 from $440,000 in the three-months ended September 30, 1999. The increase comes from the depreciation arising from the additional hardware and software purchases for the TEAM Direct(TM) operating system.

OPERATING INCOME

Operating income in the quarter ended September 30, 2000 increased to $574,000, or 0.5% of revenue, from an operating income of $86,000, or 0.1% of revenue, in the third quarter of 1999. The $488,000 improvement in 2000 over 1999 was due to the $112,000 improvement in gross margin and the $376,000 decrease in selling, general and administrative expenses.

INTEREST INCOME (EXPENSE)

Net interest expense decreased to $11,000 in the three months ended September 30, 2000 compared to expense of $34,000 in the three months ended September 30, 1999. Interest rates were higher in 2000, while the average debt outstanding was lower. Interest income increased in the third quarter of 2000 through institution of a new sweep account in cash management.

INCOME TAX EXPENSE

Income tax expense was $343,000 for the three months ended September 30, 2000, compared to $105,000 in the three months ended September 30, 1999. The tax expense includes approximately $90,000 per quarter for the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME (LOSS) AND EARNINGS PER SHARE

Net income was $220,000, or $.05 per share, in the three months ended September 30, 2000 compared to a loss of $(53,000), or $(.01) per share, in the three months ended September 30, 1999. The increase was due primarily to the improvement in operating income, net of taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues increased 6.0%, to $312,247,000, in the nine months ended September 30, 2000 from $294,711,000 in the nine months ended September 30, 1999. The increase was caused by normal growth from period to period; however, the Company did terminate some marginal accounts at the close of the fourth fiscal quarter of 1999. This caused a reduction in the rate of growth of revenue from the first nine months of 1999 to the first nine months of 2000.

DIRECT COSTS/GROSS PROFIT

Direct costs increased 5.8%, to $299,807,000, in the nine months ended September 30, 2000 from a restated $283,497,000 in the nine months ended September 30, 1999. Salaries and wages for worksite employees rose 6.8% while the costs of taxes and insurances decreased 3.8% primarily due to lower costs for workers' compensation and for other direct costs. Gross profit increased 10.9% to $12,440,000 in the nine months ended September 30, 2000 from a restated $11,214,000 in the nine months ended September 30, 1999 and increased to 4.0% of revenues in the first nine months of 2000 compared to a restated 3.8% of revenues in the first nine months of 1999. The lower margin in 1999 reflects the impact of the restatement of $2,096,000 in direct costs. The margin in the first nine months of 2000 continues to reflect the lower fees charged in the acquired locations compared to the core business in the Midwest.

OPERATING EXPENSES

Total operating expenses decreased 5.5%, to $10,775,000, or 3.5% of revenue, in the nine months ended September 30, 2000 from $11,403,000 or 3.9% of revenue in the nine months ended September 30, 1999. Salaries and wages rose 6.7% to $5,972,000 in the first nine months of 2000 from $5,596,000 in the first nine months of 1999. The increases are due to additions to corporate staff in management and technical positions during the latter part of 1999 and to normal increases for existing employees. These additions have helped to improve both direct and administrative cost controls.

Other selling, general and administrative expenses decreased 23.8%, to $3,425,000, or 1.1% of revenue, in the nine months ended September 30, 2000 from $4,497,000 or 1.5% of revenue, in the nine months ended September 30, 1999. This decrease in other operating expenses was due to substantial reductions in increased spending for 1999 printed materials in the first quarter of 1999 to establish the TEAM America brand name, to reduced commissions, to reductions in other office supplies and to reductions in professional fees.

Depreciation and amortization rose 5.2%, to $1,378,000, in the nine months ended September 30, 2000 from $1,310,000 in the nine months ended September 30, 1999. The increase comes from the depreciation arising from the additional hardware and software purchases for the TEAM Direct(TM) operating system.

OPERATING INCOME

Operating income in the nine months ended September 30, 2000 increased to $1,665,000, or 0.5% of revenue, from a restated net operating loss of $(189,000), or (0.1)% of revenue, in the first nine months of 1999. The $1,854,000 improvement was due to the $1,226,000 improvement in gross margin and the net reduction of $628,000 in selling, general and administrative costs.

INTEREST INCOME (EXPENSE)

Net interest expense increased slightly to $75,000 in the nine months ended September 30, 2000 compared to expense of $71,000 in the nine months ended September 30, 1999. The 1999 results reflect interest expense, net of interest income, from the $2,500,000 borrowed to acquire 500,000 shares of common stock in February of 1999.

INCOME TAX EXPENSE

Income tax expense was $1,020,000 for the nine months ended September 30, 2000, compared to a restated $196,000 in the nine months ended September 30, 1999. The tax expense includes approximately $90,000 per quarter for the non-deductibility of goodwill amortization for income tax purposes.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

Net income was $570,000, or $.13 per share, in the nine months ended September 30, 2000 compared to a restated loss of $(456,000), or $(.10) per share, in the nine months ended September 30, 1999. The increase was due primarily to the improvement in operating income, net of taxes. Average shares outstanding declined to 4,337,000 in the first nine months of 2000 from 4,389,000 in the first nine months of 1999 as a result of the repurchase by the Company of 500,000 shares in February 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a working capital balance of $1,425,000, a $1,705,000 improvement over the December 31, 1999 working capital deficit of $280,000. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). For the nine months ended September 30, 2000, EBITDA was $3,043,000 compared to a restated $1,121,000 for the nine months ended September 30, 1999.

Net cash provided by operating activities was $977,000 and $2,421,000 in the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the increase was due to improvements in net income and a decrease in trade receivables, net of decreases in accounts payable and accrued expenses. During the same nine-month period in 1999, the increase in unbilled receivables, net of the increase in accrued compensation and other accrued expenses, caused the increase in cash from operations.

Net cash used in investing activities was $336,000 in the nine months ended September 30, 2000, compared to $764,000 in the nine months ended September 30, 1999. In 1999, $237,000 was paid to former executives of the Company for a covenant not to compete in connection with their resignation from the Company and for a cancellation of their employment agreements.

During the first quarter of 1999, the Company acquired 237,000 shares of common stock from its former Chairman and founder for $2,500,000. The Company financed this stock acquisition by borrowing $800,000 on its line of credit with a bank and issuing a $1,700,000 promissory note with a 5.75% interest rate to the former Chairman, with $700,000 due upon demand; $650,000 of this loan was repaid during the first nine months of 1999. During the first nine months of 2000, the note to the former Chairman was reduced from $900,000 to $0.

During the first nine months of 1999 the Company borrowed from and repaid to a bank $2,000,000. During the second quarter of 2000, the Company increased its bank line to $1,800,000 by borrowing $300,000. Currently, the line is under review by the bank and the Company while the Company continues its merger activities and its efforts to obtain new debt and/or equity.

In connection with an acquisition in 1998, the Company guaranteed the price of 68,468 shares at $10.25 per share. During the first nine months of 1999, $240,000 was paid to one of the holders of the shares under this guarantee agreement.

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

The Company has not paid dividends in 1996 through September 30, 2000, and does not expect to pay a dividend in the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the third quarter ending September 30, 2000:

                 NONE

         (b)     Exhibits:

                 27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               TEAM AMERICA CORPORATION

                                               /s/  Thomas L. Gerlacher
                                               ---------------------------------
                                               Chief Financial Officer and
                                               Authorized Signing Officer

        November 14, 2000




                                  EXHIBIT INDEX

EXHIBIT NUMBER       DESCRIPTION

27*                  Financial Data Schedule

*     In SEC EDGAR-filed document only