Form 10-K405
period 2000-12-31
TEAM MUCHO INC
filed 2001-04-02
CIK 860235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000

                         Commission file number: 0-21533

                                TEAM MUCHO, INC.
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of our voting stock held by our non-affiliates as of March 26, 2001 was approximately $13,241,000.

         There were 8,066,288 shares of our common stock outstanding at March 26, 2001.

                                TABLE OF CONTENTS


                                                                                                                        PAGE

                                     PART I
Item 1.    Business..................................................................................................     1

Item 2.    Properties................................................................................................    12

Item 3.    Legal Proceedings.........................................................................................    12

Item 4.    Submission of Matters to a Vote of Security Holders.......................................................    13


                                                              PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.................................    13

Item 6.    Selected Financial Data...................................................................................    14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation......................    15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................................    28

Item 8.    Financial Statements and Supplementary Data...............................................................    28

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................    48


                                                             PART III

Item 10.   Directors and Executive Officers of the Registrant........................................................    49

Item 11.   Executive Compensation....................................................................................    52

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................................    54

Item 13.   Certain Relationships and Related Transactions............................................................    56


                                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................    59

Signatures ..........................................................................................................    62

                                     PART I

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K, or elsewhere, could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, factors discussed in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the factors discussed under the caption "Business - Risk Factors," beginning on page 21.

ITEM 1.  BUSINESS.

GENERAL

         Mucho.Com was originally incorporated as Muchocode.com on July 8, 1999 in the State of Nevada. In September 1999, we changed our name to Mucho.com, Inc. From inception (July 8, 1999) through December 28, 2000, we operated as Mucho.com and focused our efforts on developing our offerings and client base as an online business center offering products and services for small and emerging companies. For accounting purposes, on December 28, 2000, we acquired TEAM America Corporation in a reverse acquisition.

         As a combined company, we changed our name to TEAM Mucho, Inc. (an Ohio Corporation). As a result of this acquisition, we began focusing our efforts on the professional employer organization ("PEO") business acquired from TEAM America Corporation. As a result of the merger, we are now a PEO which was founded in 1986 and incorporated in Ohio in 1987. We provide comprehensive and integrated human resource management services to small and medium-sized businesses. These services allow our clients to outsource their human resource responsibilities. We offer a broad range of "back office" services, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, employer liability protection, payroll and payroll tax administration, and placement services. We provide these services by becoming the co-employer of our client's employees. While we become the co-employer for some purposes, the client remains in operational control of its business.

         We have expanded our business through acquisitions. As of December 31, 2000, we provided professional employer services to approximately 1,700 clients and approximately 13,600 worksite employees, located in the midwestern, northwestern/intermountain, mid-south and western regions of the United States.

         By becoming the co-employer of our clients' employees, we are able to take advantage of certain economies of scale in the "business of employment" and to pass those benefits on to our clients and worksite employees. As a result, they are able to obtain, at an economical cost, services and expertise similar to those provided by the human resource departments of large companies. Our services provide substantial benefits to both the client and its worksite employees. We believe our services assist business owners by:

         - permitting the managers of the client to concentrate on the client's core business as a result of the reduced time and effort that they are required to spend dealing with complex human resource, legal and regulatory compliance issues and employee administration; and

         - managing escalating costs associated with unemployment, workers' compensation, health insurance coverage, worksite safety programs and employee-related litigation.

         We also believe that our worksite employees benefit from their relationship with us by having access to better, more affordable benefits, enhanced benefit portability, improved worksite safety and employment stability.

         We provide our service by entering into a client services agreement, which establishes a three-party relationship whereby we and the client act as co-employers of the employees who work at the client's location ("worksite employees"). Under the client services agreement, we assume responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees' services in its business and remains the employer for various other purposes. We charge a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client by employee and our estimated cost of providing the services included in the client services agreement as elected by the client.

         We believe that there are opportunities for growth in our industry. There is an increasing trend of businesses to outsource non-core activities and functions. Only a relatively small percentage of businesses, however, currently utilize PEOs, although there is significant growth in the number of small businesses. These factors, coupled with the ever increasing complexity of the human resource legal and regulatory framework and the costs associated with implementing the necessary management information systems to deal with these issues, should lead to significant consolidation opportunities in the PEO industry.

         The Merger. On June 16, 2000, TEAM America Corporation entered into an agreement and plan of merger with TEAM Merger Corporation, a wholly owned subsidiary, and Mucho.com, Inc., pursuant to which TEAM Merger would be merged with and into Mucho, and Mucho would become a wholly owned subsidiary. Under the terms of the merger agreement, TEAM America Corporation agreed to acquire all of the stock (including options and warrants) of Mucho in exchange for up to 5,925,925 shares of TEAM America Corporation's common stock. The merger was completed on December 28, 2000, and we changed our name to TEAM Mucho, Inc.

         Pursuant to the terms of the merger agreement, 3,643,709 shares of common stock were issued, 196,105 shares were reserved for future issuance for Mucho.com options and 1,111,111 shares were placed in escrow (the "Escrow"). The board of directors approved the issuance of the 5,925,925 shares pursuant to the merger agreement on June 16, 2000, and the shareholders approved the merger and the issuance of the 5,925,925 shares on December 28, 2000.

         Simultaneous with the merger, we announced an issuer tender offer to all of our existing shareholders. Under the terms of the issuer tender offer, we offered to purchase up to 2,175,492 shares of our common stock, representing 50% of our outstanding common stock on November 10, 2000, at a price of $6.75 per share. The issuer tender offer expired at 12:00 p.m. on December 28, 2000. In connection with the issuer tender offer, a total of 1,721,850 shares of our common stock were tendered and delivered to us, and we accepted all 1,721,850 shares for payment at $6.75 per share, for a total redemption of $11,622,488.

         Immediately following the merger, we received a $10 million investment from Stonehenge Opportunity Fund, LLC and Provident Bank for 100,000 shares of our Class A cumulative convertible redeemable preferred stock which are convertible into 1,481,481 shares of our common stock. The preferred stock is subject to redemption in June 2004. As additional consideration for the purchase of the preferred stock, we issued a warrant to purchase an additional 1,481,481 shares of our common stock at an exercise price of $6.75 per share, exercisable for a period of ten years from December 28, 2000. We also secured up to $18 million of senior secured credit from Provident and from Huntington National Bank for acquisitions and other uses.

         Mucho.com, Inc. Mucho is an online business center and community designed to save small businesses time and money when they purchase goods and services or when they need sound, reliable information. Mucho's objective is to build a community that will be the preferred online business center for small business owners and their managers to find business solutions, services, information, tools and products. Mucho intends to provide content and direct links to a list of qualified vendors for each service and will allow its customers to choose between a premium, standard or economy service. Mucho plans to capture data on each customer and receive commissions on purchases.

         Mucho's market is businesses in the United States with 5 to 500 employees. Mucho's target audience is the business owner and the managers and staff that research, recommend and/or make the purchase decisions for the products and services Mucho offers. This audience is Mucho's "community." Mucho hopes to aggregate high-quality tools, information, products and services to make its Internet website the single source for its community's business solutions.

         The small business market is highly fragmented and expanding rapidly. There are currently more than 23 million small businesses in the United States, according to the Small Business Administration. Many of these small businesses are beginning to utilize the Internet. Cahners In-Stat Group reports that by the end of 2000, 43 million small business employees will be able to log on to the Internet with a projected growth to 59 million employees by 2003. The rapid expansion of small businesses and the ability of the Internet to unite this highly fragmented market segment represent a potentially huge market opportunity for business-to-business e-commerce. Forrester Research estimates business-to-business revenues will grow to $2.3 trillion by 2003, while the International Data Corporation estimates that small business online spending is currently growing 100 percent or more per year.

         Mucho currently features approximately 100 national product and service providers in 66 categories organized within the following Mucho departments:
Operations, Human Resources, Finance & Accounting, Insurance, Technology & Internet, Sales & Marketing, Shipping, and Training.

         Mucho's service vendor partners range from organizations like Outward Bound, which focuses on improving employee teamwork, to AT&T, which delivers long distance calling plans to businesses. On the product side, Mucho provides a marketplace where a small business operator can purchase a wide variety of products, from an IBM computer to high quality office furniture.

OUR STRATEGIC PLAN

         Our strategic plan for 2001 will be characterized by the acronym "MAGIC." Each letter represents a particularly important part of our new business direction.

         "M" = Merge, through effective and well-targeted acquisitions in the PEO industry.

         On December 28, 2000, Mucho merged with TEAM America Corporation. In anticipation of the merger with TEAM America Corporation, we initiated the restructuring of our online business center segment in order to focus on the opportunities to be derived from integrating our internet technology with TEAM America Corporation's PEO business and the opportunities for cross-promotion between TEAM America Corporation's client and worksite employee base and our online business center.

         The PEO industry is highly fragmented, with in excess of 2,500 companies providing PEO services in 2000 according to industry sources. We believe significant opportunities for additional consolidation exists in the PEO industry. This industry consolidation will be driven by growing human resource, legal and regulatory complexities, by increasing capital requirements, and by the significant economies of scale available to PEOs with a regional concentration of clients. We intend to look for opportunities to expand in our current markets by acquiring the accounts of competitors in what we refer to as "fold in" acquisitions, and possibly to enter selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. We have identified certain fundamental attributes, which characterize attractive markets, such as:

         -        proximity to a major metropolitan area;

         -        regulatory receptivity to PEOs;

         -        prior successful introduction of the PEO concept;

         -        favorable economic conditions; and

         -        a high concentration of small to medium-sized businesses.

         "A" = Automate, web enable our proprietary PEO operating system, TEAM Direct, so clients and employees can perform all human resource tasks online.

          We will continue to develop our proprietary information systems which will enable us to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services. See "Information Technology."

         "G" = Grow, by improving the productivity of our proprietary sales force and establishing strategic business alliances with selected organizations to offer our services. The following are key elements of our growth strategy.

         - web enabling of our TEAM Direct system so clients and employees can perform all human resource tasks online, reducing our overhead;

         -        active pursuit of acquisition candidates in the PEO industry;

         - cross-selling of other outsourcing services to our human resource outsourcing clients and their employees to help boost our gross margins;

         -        boosting of our internal growth rate; and

         - offering of non-PEO human resource services to clients who are not candidates for the PEO service.

         We intend to further strengthen our position in various U.S. markets by pursuing the following growth strategies:

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

         Increase Penetration in Existing Markets. We believe that additional market penetration in our established markets, California, Intermountain West and Ohio, offers significant growth potential. Less than 2.0% of the total number of businesses having between 20 and 500 employees utilize a PEO. In established markets, our ability to achieve our growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in the marketing efforts than that which occurs in new markets. We intend to capitalize on these advantages and to achieve higher penetration in our existing markets by hiring additional sales personnel and by improving sales productivity. In addition, we intend to continue our advertising and promotional efforts in order to educate the market place regarding the quality and breadth of our services and the benefits to companies of outsourcing their human resource function to us. We believe that increasing our penetration in existing markets will allow us to leverage our current economies of scale, thereby increasing our cost effectiveness and profit margins.

         Target Selected Clients in Growth Industries. We attempt to target, and tailor our services to meet the needs of businesses with between 5 and 500 employees in industries which we believe have the potential for significant growth. As of December 31, 2000, our clients had an average of approximately eight worksite employees. Our targeted businesses are likely to:

         -        desire the wide range of employee benefits offered by us;

         - recognize the burden of their human resource administration costs;

         -        experience greater employment-related regulatory burdens; and

         -        be more financially stable.

         In addition, we believe that targeting such businesses results in greater marketing efficiency, lower business turnover due to client business failure, and less exposure to credit risk.

         "I" = Integrate, that the various new acquisitions be effectively managed to capture the intended benefits of these transactions.

         "C" = Cross Sell, by offering the existing prospective and acquired clients and their employees new products and services through existing and to-be-created alliances through Mucho's online business center.

PEO INDUSTRY

         The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. PEO arrangements generally transfer broad aspects of the employer/employee relationship to the PEO. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide employee benefits at a level typically available only to large corporations with substantial resources and devote more attention to human resources management.

         Growth in the PEO industry has been significant. We believe that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

         A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. We and other industry leaders, in concert with the National Association of Professional Employer Organizations, or NAPEO, have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. While 47 states have recognized PEOs in their employment laws, many states do not explicitly regulate PEOs. However, 21 states have enacted legislation containing licensing, registration, or certification requirements, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in our view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently licensed or registered in 44 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

PEO SERVICES

         Client Service Teams. We have client service directors who oversee a service staff consisting of client service representatives and client service assistants. A team consisting of a client service director, a client service representative and a client service assistant is assigned to each client. The client service team is responsible for the client's personnel administration, for coordinating our response to client needs for administrative support and for responding to any questions or problems encountered by the client.

         The client service representative acts as our principal client contact and typically is on call and in contact with each client throughout the week. This individual serves as the communication link between our various corporate departments and our on-site supervisor, who in many cases is the owner of the client's business. Accordingly, this individual is involved in every aspect of our delivery of services to the client. For example, the client service representative is responsible for gathering all information necessary to process each payroll of the client and for all other information needed by our human resources, accounting and other departments with respect to such client and to our worksite employees. A client service representative also actively participates in hiring, disciplining and terminating worksite employees; administering employee benefits; and responding to employee complaints and grievances.

         Core Activities. We provide professional employer services through six core activities:

         -        human resources administration;

         -        regulatory compliance management;

         -        employee benefits administration;

         -        risk management services and employer liability protection;

         -        payroll and payroll tax administration; and

         -        placement services.

         Human Resources Administration. We, as an employer, provide our clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, our Human Resources Department handles sensitive and complicated employment issues such as employee discipline, termination, sexual harassment, and wage and salary planning and analysis. We are in the process of expanding our human resources services to assist clients in areas such as employee morale and worksite employee training. We provide a comprehensive employee handbook, including customized, site-specific materials concerning each worksite, to all worksite employees. In addition, we maintain extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations. This extensive record keeping is designed to substantially reduce legal actions arising from lack of proper documentation.

         Regulatory Compliance Management. We, under our standard client agreement, assume responsibility for complying with many employment related regulatory requirements. As an employer, we must comply with numerous federal, state and local laws, including:

         - certain tax, workers' compensation, unemployment, immigration, civil rights, and wage and hour laws;

         -        the Americans with Disabilities Act of 1990;

         -        the Family and Medical Leave Act;

         -        laws administered by the Equal Employment Opportunity
                  Commission; and

         -        employee benefits laws such as ERISA and COBRA.

         We provide bulletin boards to our clients and maintain them for compliance with required posters and notices. We also assist our clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which we do not assume liability and responsibility. For example, while we provide significant safety training and risk management services to our clients, we do not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

         Employee Benefits Administration. We offer a broad range of employee benefit programs to our worksite employees. We administer such benefit programs, thereby reducing the administrative responsibilities of our clients for maintaining complex and tax-qualified employee benefit plans. By combining our multiple worksite employees, we are able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, we are able to offer to our worksite employees benefit programs that are comparable to those offered by large corporations. In fact, some programs offered by us would not otherwise be available to the worksite employees of many clients if such clients were the sole employers. Eligible worksite and corporate staff employees are entitled to participate in our employee benefit programs without discrimination. Such programs include life insurance coverage as well as our cafeteria plan that offers a choice of different health plans and dental, vision and prescription card coverage. In addition, we permit each eligible employee to participate in our 401(k) retirement plan and our medical and dependent care reimbursement program. Each worksite employee is given:

         - the opportunity to purchase group-discounted, payroll-deducted optional life insurance and long-term disability insurance; and

         - access to store discount programs, free checking accounts with participating banks, a prepaid legal services plan, and various other employee benefits.

         We believe that by offering our worksite employees a broad range of large corporation style benefit plans and programs we are able to reduce worksite employee turnover, which results in cost savings for our clients and for us. We perform regulatory compliance and plan administration in accordance with state and federal benefit laws.

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

         Many of our direct competitors in both the public and private sector are self-insured for health care, workers' compensation and employment practices risks. In 1999, we became self-insured for Ohio workers' compensation. We also maintain insurance for employment practices risks, including liability for employment discrimination and wrongful termination. We believe that we historically have been able to achieve a higher level of client satisfaction and security by being insured for such risks. We believe that being insured with this type of coverage has greatly reduced our liability exposure and, consequently, the potential volatility of our income from operations because we are not required to rely exclusively on contractual indemnification from our clients. Many of these clients do not carry insurance which covers employment practices liability or do not have sufficient net worth to support their indemnification obligations. For this coverage we have arranged for a large surplus lines insurance company rated A++ (superior) by A.M. Best Company to provide to us, and to our clients as additional insureds, employment practices liability insurance. We believe that this arrangement is better received by clients who are seeking to reduce their employment liability exposures and also prevents us from becoming involved in adversarial situations with our clients by eliminating the need for us to seek indemnification. We continue to study the possibility of becoming self-insured in the future for selected risks and believe that significant additional opportunities to self-insure may arise.

         Payroll and Payroll Tax Administration. We provide our clients with comprehensive payroll and payroll tax administration which, except for the obligation to pay us, substantially eliminates client responsibility for payroll and payroll taxes beyond verification of payroll information. Subject to the client's obligation to pay us, we, as the co-employer, assume liability and responsibility for the payroll and payroll taxes of our worksite employees and for the obligations of our client to make federal and state unemployment and workers' compensation filings, FICA deposits, child support levies and garnishments, and new hire reports. We receive all payroll information, calculate, process and record all such information, and either issue payroll checks or directly deposit the net pay of worksite employees into their bank accounts. We deliver all payroll checks either to the on-site supervisor of the worksite or directly to the worksite employees. As part of our strategic plan of expanding our information technology, we are in the process of developing client-based software interfaces to make it possible for clients to enter and submit payroll information via computer modems.

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

CLIENTS

            All clients enter into our client services agreement. The client services agreement generally is for one year and provides for an on-going relationship, subject to termination by us or the client upon 30 days written notice.

            The client services agreement establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect the costs. The client services agreement also establishes the division of responsibilities between us and the client. Pursuant to the client services agreement, we are responsible for all personnel administration and are liable for certain employment-related government regulation. In addition, we, subject to the obligation of the client to pay us, assume responsibility for payment of salaries and wages of our worksite employees and responsibility for providing employee benefits to such persons. The client retains the employees' services and remains liable for compliance with certain governmental regulations, which requires control of the worksite, daily supervisory responsibility, or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by us and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the client services agreement is as follows:

         TEAM Mucho

         - Payroll administration and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment);

         -        state unemployment compliance, management and reporting;

         - workers' compensation compliance, procurement, management and reporting;

         - compliance with COBRA, IRCA, HIPAA and ERISA (for plans sponsored by us), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary;

         - promulgation of policies and procedures for compliance with all federal, state and local employment laws; and

         -        employee benefits administration.

         Client

         - Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

         - assignment to, and ownership of, all intellectual property rights;

         - compliance with Section 414(o) of the Internal Revenue Code regarding benefit discrimination;

         - compliance with OSHA regulations, EPA regulations and state and local equivalents and compliance with government contracting provisions;

         - compliance with NLRA, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

         -        professional licensing requirements and fidelity bonding;

         - implementation of policies and practices relating to the employee/employer relationship and compliance with all federal, state and local employment laws; and

         -        products produced and/or services provided.

         Joint

         -        Employer's professional liability insurance.

         Because we are a co-employer, it is possible that we could incur liability for violations of such laws even if we are not responsible for the conduct giving rise to such liability. The client services agreement addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. We maintain certain general insurance coverages (including coverages for our clients) to manage our exposure for these types of claims, and, as a result, the costs in excess of insurance premiums incurred by us with respect to this exposure have historically been insignificant to our operating results.

         Clients are generally required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. We retain the ability to terminate the client services agreement as well as the continued employment of the employees upon non-payment by a client. This right, the periodic nature of payroll and the overall quality of our client base have resulted in an excellent overall collection history.

         At December 31, 2000, we served approximately 1,700 clients and approximately 13,600 worksite employees resulting in an average of eight worksite employees per client. No single client accounted for more than 4% of our revenues for the twelve months ended December 31, 2000. As a result of acquisitions in 1997 and 1998, our clientele is geographically diverse. In 1996, approximately 94% of our client base was located in Ohio. At December 31, 2000, less than 30% of the worksite employees were located in Ohio. Our client base is broadly distributed throughout a wide variety of industries. Our clientele is heavily weighted towards professional, service, light manufacturing and non-profit businesses. Our exposure to higher workers' compensation claims businesses such as construction, transportation and commercial is less than 25% of our total business.

         In general, we have benefited from a high level of client retention, resulting in a significant recurring revenue stream. The attrition that we have experienced has typically been caused by a variety of factors, including:

         -        sale or acquisition of the client;

         - termination by us resulting from the client's inability to make timely payments;

         -        client business failure or downsizing; and

         -        client non-renewal due to price or service dissatisfaction.

         We believe that the risk of a client terminating its relationship with us decreases substantially after the client has been associated with us for over one year because of the client's increased appreciation of our value-added services and because of the difficulties associated with a client reassuming the burdens of being the sole employer. We believe that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with our services or to retain the services of a competitor. We did, however, experience higher than normal attrition at the end of calendar 2000 due to a change in medical costs by a supplier and due to the general downturn in the economy.

SALES AND MARKETING

         We market our services through a direct sales force. Each of our sales personnel enters into an employment agreement with us which establishes a performance-based compensation program, which currently includes a base amount, sales commissions and a bonus for each new worksite employee enlisted. These employment agreements contain certain non-competition and non-solicitation provisions that prohibit the sales personnel from competing against us. We attribute the productivity of our sales personnel in part to their experience in fields related to one or more of our core services. The background of our sales personnel includes experience in industries such as information services, health insurance, business consulting and commercial sales. Our sales materials emphasize our broad range of high-quality services and the resulting benefits to clients and worksite employees.

         Our sales and marketing strategy is to achieve higher penetration in certain existing markets by hiring additional sales personnel and increasing sales productivity. Currently, we generate sales leads from the two primary sources of referrals and direct sales efforts. These leads result in initial presentations to prospective clients. Our sales personnel gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. We perform a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength, and workers' compensation, and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Stringent underwriting procedures greatly reduce our controllable costs and liability exposure, and are, in part, responsible for our high rate of client retention and control of direct costs.

INFORMATION TECHNOLOGY

         Our primary information-processing center is located at our corporate headquarters. Our other offices are connected to our centralized system through network dial-up services. We use industry-standard software to process our payroll and other commercially available software to manage standard business functions such as accounting and finance. We maintain a back-up payroll processing facility in San Diego, and maintain a back-up of our Team Direct(TM) PEO operating system in Lafayette, California, as part of the web-enabling process with Mucho. We also maintain a contract with a mobile recovery service as part of a disaster recovery plan of our corporate headquarter.

         Since October 1995, we have been developing and continue to develop our proprietary integrated information system based on client-server technology using an Oracle(TM) relational database. Our system, called TEAMDirect(TM), will allow clients to enter and submit payroll data via modem and over the Internet. The system also is used to store and retrieve information regarding all aspects of our business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. As of December 31, 2000, all of our locations were utilizing TEAMDirect(TM). We believe that this system will be capable of being upgraded and expanded to meet our needs for the foreseeable future.

CORPORATE EMPLOYEES

         As of December 31, 2000, we had 208 corporate employees located at our headquarters in Worthington, Ohio and at our offices around the country.

PEO RESPONSIBILITIES

         Federal, State and Local Employment Taxes. We assume the administrative responsibility for the payment of federal, state and local employment taxes with respect to wages and salaries paid to our employees, including worksite employees. There are essentially three types of federal, state and local employment tax obligations:

         -        income tax withholding requirements;

         -        social security obligations under FICA; and

         -        unemployment obligations under FUTA and SUTA.

Under these Internal Revenue Code sections, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

         Employee Benefit Plans. We offer various employee benefit plans to our worksite employees, including 401(k) plans, cafeteria plans, group health plans, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and ERISA. In order to qualify for favorable tax treatment under the Internal Revenue Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to our corporate employees.

         Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Internal Revenue Code provisions applicable to employee benefit plans. We have limited knowledge of the nature, scope and status of the Market Segment Study, and the IRS has not publicly released any information regarding the study to date. In addition, our 401(k) plan was audited for the year ended December 31, 1992, and, as a part of that audit, the IRS regional office has asked the IRS national office to issue a Technical Advise Memorandum regarding whether or not we are the employer for benefit plan purposes. We have stated our position in a filing with the IRS that we are the employer for benefit plan purposes. We are unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the Technical Advise Memorandum, or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to our 401(k) plan or cafeteria plan. We believe that, although unfavorable to us, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on our financial position and results of operations. If such conclusion were applied retroactively, then employees' vested account balances could become taxable immediately, we would lose our tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, we would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position and results of operations. While we believe that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

         The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the current confusion and uncertainty surrounding these issues. H.R. 1891 did not become legislation in 2000. The bill will be reintroduced in 2001 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and, if it does, what changes, if any, may be required of our existing benefit plans in order to comply with its provisions.

         In addition to the employer/employee relationship issues described above, pension and profit-sharing plans, including our 401(k) plan, must satisfy certain other requirements under the Internal Revenue Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. We apply the nondiscrimination requirements of the Internal Revenue Code to ensure that our 401(k) plan is in compliance with the requirements of the Internal Revenue Code.

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

         As a creation of state law, workers' compensation is subject to change by the state legislature in each state and is influenced by the political processes in each state. Some states, such as Ohio, have mandated that employers receive coverage only from state operated funds. Although Ohio maintains such a "state fund," it does allow employers of a sufficient size and with sufficient ties to the state to self-insure for workers' compensation purposes. In July of 1999, we became self-insured for Ohio Workers' Compensation. We are self-funded up to $250,000 and we have purchased private insurance for costs in excess of that amount. Although workers' compensation in Ohio is mandatory and generally shields employers from common law civil suits, the Ohio Supreme Court has created an exception for so-called "intentional torts." However, our contract language provides some protection in this area.

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

         Responsibility for complying with various state and federal laws and regulations is allocated by agreement between our clients and us, or, in some cases, is the joint responsibility of both. Because we act as a co-employer of worksite employees for many purposes, it is possible that we could incur liability for violations of laws even though we are not contractually or otherwise responsible for the conduct giving rise to such liability. Our standard client agreement generally provides that the client will indemnify us for liability incurred both as a result of an act of negligence of a worksite employee under the direction and control of the client and to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that we will be able to enforce such indemnification, and we may therefore be ultimately responsible for satisfying the liability in question.

ITEM 2.  PROPERTIES.

         We lease office facilities in Ohio, Michigan, Florida, Georgia, California, Idaho, Utah, Montana, Oregon, Tennessee, Washington, and Mississippi. Our corporate headquarters are located in a suburb of Columbus, Ohio in a leased building that houses our executive offices and our PEO operations for central Ohio worksite employees. Our Mucho operations are in a facility shared with our Northern California PEO operations. Our other offices are used to service our local PEO operations and are also leased. We believe that our current facilities are adequate for our current needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business. We do not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on our financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a Special Meeting of Shareholders on Thursday, December 28, 2000 for the following purpose:

         (1) To consider and vote on a proposal to adopt a merger agreement, as amended, pursuant to which TEAM Merger Corporation, a wholly owned subsidiary of TEAM America, will merge with and into Mucho.com, Inc. The Mucho shareholders will collectively receive 5,925,925 shares of TEAM America common stock in exchange for their shares of Mucho including all outstanding Mucho options and warrants as described in our proxy statement.

         Management's proposal as presented in the proxy statement was approved with the following vote:

         Proposal 1:       The adoption of a merger agreement, as amended,
                           pursuant to which TEAM Merger Corporation, a wholly owned subsidiary of TEAM America, will merge with and into Mucho.com, Inc.:

                                 NUMBER OF SHARES VOTED
         -----------------------------------------------------------------------
                FOR             AGAINST           ABSTAIN            TOTAL
         ----------------  ----------------    --------------    ---------------
             2,954,439          45,080             2,730           3,002,249

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was quoted on the Nasdaq National Market under the symbol "TMAM" from the commencement of our initial public offering on December 10, 1996 until October 1, 1999, when our common stock began trading on the Nasdaq SmallCap Market. Following the merger with Mucho.com, Inc. on December 28, 2000, we changed our trading symbol to "TMOS." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market and the Nasdaq SmallCap Market.

             CALENDAR PERIOD                                                                    COMPANY COMMON STOCK
             ---------------                                                                ---------------------------
                                                                                               HIGH              LOW
                                                                                            ----------       ----------
Fiscal 1999:
   First Quarter........................................................................    $     6.50       $     4.00
   Second Quarter.......................................................................    $     5.38       $     4.13
   Third Quarter........................................................................    $     6.88       $     4.00
   Fourth Quarter.......................................................................    $     7.25       $     5.25

Fiscal 2000:
   First Quarter........................................................................    $     7.13       $     5.63
   Second Quarter.......................................................................    $     6.66       $     3.13
   Third Quarter........................................................................    $     6.00       $     4.06
   Fourth Quarter.......................................................................    $     5.38       $     3.00

Fiscal 2001:
   First Quarter (through March 26, 2001)...............................................    $     5.56       $     2.50

         As of March 26, 2001, the number of record holders of our common stock was 324. The closing sales price of the common stock on March 26, 2000, was $3.00.

         We have not paid any cash dividends to holders of our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain future earnings for reinvestment in our business. The payment of any future dividends would be contingent upon approval of our Class A preferred equity shareholders and our lenders.

         During the fourth quarter of 2000, we announced an issuer tender offer to all of our existing shareholders. Under the terms of the issuer tender, we offered to purchase up to 2,175,492 shares of our common stock, representing 50% of our common stock on November 10, 2000, at a price of $6.75 per share. The issuer tender offer expired at 12:00 p.m. on December 28, 2000. In connection with the issuer tender offer, a total of 1,721,850 shares of our common stock were tendered and delivered to us, and we accepted all 1,721,850 shares for payment at $6.75 per share for a total of approximately $11.6 million.

         During the fourth quarter of 2000, we received a $9 million investment from Stonehenge for 90,000 shares of our Class A preferred stock which are convertible into 1,333,333 shares of our common stock. As additional consideration for the purchase of the Class A preferred stock, we issued Stonehenge a warrant to purchase an additional 1,333,333 shares of our common stock at an exercise price of $6.75 per share, exercisable for a period of ten years from December 28, 2000. Additionally, we received a $1 million investment from Provident Bank for 10,000 shares of our Class A preferred stock which are convertible into 148,148 shares of our common stock. As additional consideration for the purchase of the Class A preferred stock, we issued Provident a warrant to purchase an additional 148,148 shares of our common stock at an exercise price of $6.75 per share, exercisable for a period of ten years from December 28, 2000.

         In March 2001, we received a $1 million investment from Professional Staff Management, Inc. As additional consideration for the purchase of the Class A preferred stock, we issued Professional Staff Management, Inc. a warrant to purchase an additional 148,148 shares.

ITEM 6.  SELECTED FINANCIAL DATA.

SUMMARY OF TEAM MUCHO, INC. SELECTED FINANCIAL DATA

         The following table presents summary selected financial data of Team Mucho, Inc. as of and for the period from July 8, 1999 to December 31, 1999, and as of and for the year ended December 31, 2000. This financial data should be read in conjunction with Team Mucho, Inc.'s historical financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

                          STATEMENT OF OPERATIONS DATA
                                (000'S OMITTED)

                                                                    YEAR ENDED        PERIOD FROM JULY 8, 1999
                                                                DECEMBER 31, 2000       TO DECEMBER 31, 1999
                                                                -----------------       --------------------
   Revenues                                                       $          51            $           -
                                                                  --------------            --------------
   Expenses:

      Salaries, wages and employment taxes                                 5,651                      883
      Other selling, general and administrative expenses                   2,468                      271
      Depreciation and amortization                                          262                       20
      Restructuring charges                                                  654                        -
                                                                  --------------            --------------
           Total operating expenses                                       9,035                     1,174
                                                                  --------------            --------------
           Loss from operations                                           (8,984)                   (1,174)
                                                                  --------------            --------------
      Interest expense                                                      (512)                      (80)
                                                                  --------------            --------------
   NET LOSS                                                        $      (9,496)           $       (1,254)
                                                                  ==============            ==============

   Net loss per share
      Basic and diluted                                            $                         $      (0.66)
                                                                           (3.37)
   Weighted average shares outstanding
      Basic and diluted                                                2,816,501                1,903,095
   Balance Sheet Data:
   Working capital deficit                                         $      (4,803)            $       (957)
   Total assets                                                    $      53,354             $        292
   Long-term obligations                                           $       1,261             $         62
   Total shareholders' equity (deficit)                            $      19,757             $       (803)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING PRESENTATION

         The Company operated as Mucho.com, Inc. ("Mucho") through December 28, 2000, and on that date merged with TEAM America Corporation in a transaction accounted for as a reverse acquisition with Mucho treated as the acquiring company and TEAM America Corporation treated as the target company. At the date of the merger, the Company changed its name to Team Mucho, Inc.

         The consolidated financial statements included in this Form 10-K annual report have been prepared in conformity with generally accepted accounting principles. The results of operations reflected in the Team Mucho, Inc. Consolidated Statement of Operations for the year ended December 31, 2000 and the period from inception (July 8, 1999) to December 31, 1999, include only the operations of Mucho.com, Inc. for those periods. No results of operations of TEAM America Corporation are included in the 2000 consolidated statement of operations, as the acquisition of TEAM America Corporation did not occur until year-end. The future expected combined results of operations should not be evaluated based on the 2000 statement of operations.

         The December 31, 2000 balance sheet of the Company includes the balance sheet of Mucho consolidated with the balance sheet of TEAM America Corporation, after the application of purchase accounting.

OVERVIEW

         During 2000 and 1999, the Company operated as a business-to-business e-marketplace, or online business center, for small business owners and decision-makers. Since its inceptions in July 1999, the Company has allocated the majority of its resources to developing a unique and proprietary site architecture, building infrastructure, establishing a core set of service and product offerings, and acquiring new members. Improvements to the Company's technology include development of functional features on its website, expansion of its web server traffic capacity, development of its underlying databases and creation of accurate and comprehensive management reporting capabilities. The Company's site was beta launched in April 2000 and definitively launched in June 2000.

         In 2000, in anticipation of its acquisition of TEAM America Corporation, the Company initiated the restructuring of its online business center segment in order to focus on the opportunities to be derived from integrating its internet technology with TEAM America Corporation's PEO business and the opportunities for cross-promotion between TEAM America Corporation's client and worksite employee base and the Company's online business center. As a result, in 2001 the Company will substantially reduce the level of 2000 operating expenses incurred at the early stages of web development by reducing expenditures for third party contractors, development, creative and administrative staff, and advertising.

RESULTS OF OPERATIONS

         In view of the rapidly changing nature of the Company's business, its limited operating history, and its recent acquisition of TEAM America Corporation, the Company believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied upon as an indication of future performance.

         As indicated in the section immediately above, no results of operations of TEAM America Corporation are included in the 2000 consolidated statement of operations. The future expected combined results of operations of Team Mucho, Inc. should not be evaluated based on the 2000 statement of operations.

         The following table sets forth the Company's statements of operations data for the period from incorporation, July 8, 1999, through December 31, 1999, and the year ended December 31, 2000. The financial data for December 31, 1999 and 2000 are derived from Team Mucho, Inc.'s audited financial statements.


                                         STATEMENT OF OPERATIONS DATA
                                               (000'S OMITTED)

                                                                                        PERIOD FROM INCEPTION
                                                                    YEAR ENDED            (JULY 8, 1999) TO
                                                                DECEMBER 31, 2000         DECEMBER 31, 1999
                                                                -----------------         -----------------
   Revenues                                                         $        51              $        -
                                                                   --------------            ------------
   Expenses:
      Salaries, wages and employment taxes                                 5,651                     883
      Other selling, general and administrative expenses                   2,468                     271
      Depreciation and amortization                                          262                      20
      Restructuring costs                                                    654                       -
                                                                   --------------            ------------
           Total operating expenses                                        9,035                   1,174
                                                                   --------------            ------------
           Loss from operations                                           (8,984)                 (1,174)
      Interest expense                                                      (512)                    (80)
                                                                   --------------            ------------
      Net loss before income taxes                                        (9,496)                 (1,254)
      Provision for income taxes                                               -                       -
                                                                   --------------            ------------
   NET LOSS                                                        $      (9,496)             $   (1,254)
                                                                   ==============            ============

PLAN TO DERIVE REVENUE

         No revenue was generated for the period from incorporation, July 8, 1999, to December 31, 1999. During the year ending December 31, 2000, the Company recognized $51,000 of revenue primarily from the sale of sponsorships to strategic vendors. Product revenue is also derived from commissions and fees from contracted vendors who pay the Company a commission or fee depending on the nature of the purchase made online by the Company's customers. Revenue is reported as the net amount paid to the Company by the vendor with respect to the product or service purchased. The Company's revenue recognition policy resulted in $75,000 of deferred revenue at December 31, 2000.

         Orders with the vendors are initiated directly by the Company's members through the Company's site. Vendors consummate purchases with members and separately pay the Company's commissions or fees. The Company requires that all vendors be web enabled and be capable of transacting business with customers on the web. The Company also requires that each vendor be national in scope and service the Company's customers in the continental U.S. The Company does not have minimum commitments or guaranteed pricing with any vendors nor does the Company have minimum commitments or guaranteed pricing with any of its suppliers. The Company's agreements are generally cancelable at any time by either party. The Company has entered into contracts with approximately 100 vendors that are able to sell valuable products and services online and provide nationwide customer service to the Company's members. The Company intends to widen the number of vendors as the demand for new products and services increases.

         Another of the Company's strategies to derive revenues is to encourage its members to utilize the other services it offers, such as online accounting, tax preparation, and sales force management. Because of the relatively smaller cost associated with these services, which are primarily commission based, they carry significantly higher margins. As a result, if the Company is successful in this strategy, it anticipates that gross margin from service revenue will account for a greater portion of total gross margin in the future.

         In 2001, the Company's primary focus will be on maximizing its PEO related revenues. The Company's efforts to market to TEAM America's small business customers and the employees of these customers, provides the Company with several channels of distribution. As a result, although additional revenues related to the Company's online business center segment are anticipated, the same level of expenditures made in 2000 to develop this revenue stream is not anticipated to occur in 2001.

OPERATING EXPENSES

         The Company expects to obtain members and drive traffic to its website in part by offering its members attractive and important services that can improve members' business productivity and competitive prices on products that small businesses often purchase on a repeat basis. The Company believes the combination of its service and product offerings, as well as its news, information and tools, will support its efforts to retain and attract members in the future.

         A substantial proportion of the Company's total operating expenses of $1,174,000 for the six-month period ended December 31, 1999, and $9,035,000 for the year ended December 31, 2000, related to the technical development of the Company's site. The Company believes the success of its online business center segment depends on developing an attractive and easy-to-navigate website that provides a high level of utility to small business owners and decision-makers.

         The Company has incurred net losses and negative operating cash flow in each quarterly period since its incorporation.

         Approximately 20% of the Company's operating expenses of $9,035,000 were non-cash expenses, paid in the form of stock options, warrants and common shares.

         Non-cash charges consist of stock-based compensation expense pursuant to the grant of stock options, interest expense on the issuance of warrants, various expenses related to the issuance of common stock for services rendered, strategic marketing equity instruments expense and other equity expenses. Stock-based compensation expense consists of expenses related to employee stock option grants issued with exercise prices lower than the deemed fair value of the underlying shares at the time of the grant.

         Other equity expense consists of warrants granted with respect to services rendered or financing provided to the Company. These expenses are based on the estimated fair value of the warrants as determined by the Black-Scholes option pricing model and the provisions of EITF 96-18.

SALARIES, WAGES AND EMPLOYMENT TAXES

         Salaries, wages and employment taxes increased from $883,000 in 1999 to $5,651,000 in 2000. A significant portion of the increase is attributable to 1999 including only six months of activity and 2000 including twelve months of activity. In addition, the Company increased the number of employees from 28 at the end of 1999 to a peak of 47 in July 2000. The increase in employee headcount was attributable to the Company's efforts developing the content and technical segments of the Company's website. The Company believes the success of its online business center will depend on developing an attractive and easy-to-navigate website that provides a high level of utility to small business owners and decision makers.

         In the third quarter of 2000, the staff levels had started to decrease as the web site development had been completed. Further reductions were made in the fourth quarter of 2000 as the restructuring plan was implemented in anticipation of the merger with TEAM America Corporation. In 2001, it is expected that the level of expenditures for salaries, wages and employment taxes for the online business center segment will be reduced significantly, primarily due to a reduction to the number of staff in the areas of content, marketing and sales.

         At the closing of the merger with Team America Corporation an officer of the Company received, as an executive bonus, previously granted and fully-vested non-qualified incentive stock options to acquire 600,000 shares of its common stock for $3.875 per share. At the time of the grant the fair market value of the Company's common stock was $5.00. At December 31, 2000, the Company recognized a compensation bonus expense of $675,000. The options vested immediately, and the term of the option agreement is for ten years.

         During 2000, the Company issued common stock valued at $200,000 for directors' services to be performed during the year and has recorded $200,000 as director's compensation expense in the year ended December 31, 2000.

         During 2000, the Company issued common stock valued at $689,000 as bonus compensation, and this amount was recorded as employee compensation bonus expense in the year ended December 31, 2000.

OTHER SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Other selling, general and administrative expenses increased from $271,000 in 1999 to $2,468,000 in 2000. A significant portion of the increase is attributable to 1999 including only six months of activity, while 2000 included an entire year of activity. The most significant portion of the costs incurred in 2000 were incurred before July 2000 in the development and launch of the Company's website. The Company expects to focus its future expenditures on technical areas and to reduce its expenditures in the selling, general and administrative areas as it shifts its concentration on web-enabling TEAM Direct
(TM), focuses on other opportunities to integrate its internet technology with TEAM America's PEO business, and focuses on cross-promotion opportunities between TEAM America's client and worksite employee base and its online business center segment.

         During 2000, the Company issued common stock valued at approximately $269,000 to non-employees for services.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased from $20,000 in 1999 to $262,000 in 2000. A portion of the increase is attributable to 1999 including only six months of activity, while 2000 included an entire year of activity. The majority of the increase was due to significant fixed asset additions made by the Company during 2000. In 2000, the Company acquired $973,000 of fixed assets, including $207,000 acquired through capital leases.

RESTRUCTURING CHARGES

         During the last quarter of 2000, the Company began to restructure in contemplation of its acquisition of TEAM America Corporation. The primary purpose of this restructuring was to position the Company to focus on the opportunities to be derived from integrating the Company's internet technology with TEAM America's PEO business and the opportunities for cross-promotion between TEAM America's client and worksite employee base and the Company's online business center. The Company has initiated efforts to reduce its operating losses, and accordingly the Company has narrowed its focus and curtailed certain operating costs. As a result of this shift, certain assets utilized in the online segment were determined to be impaired. Additionally, certain exit costs were accrued related to leased office space no longer being utilized, employee severance, and costs to break contractual agreements with vendors. An expense of $654,000 for restructuring charges appears as a line item of the income statement for the year ended December 31, 2000.

INTEREST EXPENSE

         Interest expense results from activities under the Company's capital leasing activities, loans from stockholders and the convertible note. Interest expense increased from $80,000 in 1999 to $512,000 in 2000.

         In September 1999, in relation to a $500,000 loan, the Company issued a warrant to acquire up to 50,000 shares of the Company's common stock at no cost. Interest expense of $61,000 and $127,000 was accreted during 1999 and 2000, respectively.

         In August 2000, the Company issued a convertible note for $955,000 that bore interest at the rate of 9% per annum with all principal and interest due upon the closing of the merger with TEAM America Corporation. The holder of the convertible note had the right to convert all or any part of the convertible note to common stock at a 10% discount from the then market price of $7.08 per share. At issuance of the note the Company recorded debt discount of $100,000, which was deferred and recognized as interest expense over the term of the note. The Company also accrued $30,000 of interest expense during the term of the loan. Upon conversion of the note the company issued a greater number of shares than provided by the conversion ratio in exchange for a warrant that had been originally issued with the note. The cost of the additional shares issued, $92,000, has been recorded in interest expense as a loan termination cost.

         In March 2000, as additional consideration for a loan made to the Company, the Company issued two warrants to acquire up to 16,000 shares of common stock at a price of $3.80 per share for up to 10 years. In July 2000, the Company issued at no cost 2,400 shares of its common stock in exchange for one warrant to purchase 4,000 shares, and in December 2000, the Company issued at no cost 7,300 shares of its common stock in exchange for the other warrant for the remaining 12,000 shares. At December 31, 2000, the Company had recorded interest expense of $34,500 relating to the debt discount amortization.

         During 2000, a stockholder agreed to make advances of up to $450,000 to the Company, and in consideration at the closing of the merger with TEAM America Corporation the Company issued common stock to the stockholder in lieu of accrued interest of $100,750.

         In 2000, the Company had certain equipment under capital lease and incurred interest expense of $27,000.

INFORMATION ON TEAM AMERICA

         Because of the importance of the PEO operations to our future, we have provided the following unaudited pro forma condensed comparative information on TEAM America's PEO results for 2000 and 1999:

                                STATISTICAL DATA

                                                            2000          1999
                                                            ----          ----
         Operations Data (in 000's):
         ---------------------------
         Revenue                                        $424,257      $401,940
         Gross profit                                   $ 16,449      $ 15,722

         Statistical Data:
         -----------------
         Worksite employees at period end                 13,600        14,500
         Average worksite employees                       14,050        14,250
         Clients at period end                             1,700         1,800
         Revenue per average worksite employee          $ 30,196      $ 28,206
         Average gross payroll per employee             $ 26,482      $ 24,613
         Gross profit per average worksite employee     $  1,171      $  1,103

         Balance Sheet Data (in 000's):
         ------------------------------
         Total assets                                   $ 52,689      $ 47,886

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically satisfied its cash requirements primarily through private equity and debt financing transactions. Through December 31, 1999, the Company raised cumulative equity proceeds of $390,000. During the year ended December 31, 2000, the Company raised an additional $7,842,000 of equity funding. As of December 31, 1999, the Company had cash and cash equivalents of $74,000 and a working capital deficit of $957,000. As of December 31, 2000, the Company had cash and cash equivalents of $10,925,000 and a working capital deficit of $4,803,000.

         Included in the working capital deficit at December 31, 2000, was the impact of the Company's stock repurchase program that became effective on December 28, 2000, the date of the merger with Team America Corporation. Pursuant to that program the Company recorded at December 31, 2000, a current payable of $11,622,000 for the stock it agreed to repurchase, while cash included net proceeds of $9,425,000 from the sale of preferred stock. On January 3, 2001, the Company received a $4,000,000 initial advance from its credit facility, the principal of which does not start to become due until February 2003, and used a major portion of the proceeds to reduce the remaining payable for the stock repurchases.

         Net cash used for operating activities totaled $744,000 in 1999 and $6,050,000 in the year ended December 31, 2000. Net cash used for investing activities totaled $125,000 in 1999 and net cash received from investing activities was $1,598,000 for the year ended December 31, 2000 due primarily to the cash received in the acquisition of TEAM America Corporation. The Company has invested $891,000 in property and equipment since its inception, not including property acquired under capital leases.

         Net cash provided by financing activities was $943,000 in 1999 and $15,303,000 for the year ended December 31, 2000, primarily from the sale of common stock and the issuance of preferred stock.

         The Company does not expect significant growth in its operating costs for the foreseeable future as it integrates its internet business with Team America's human resource product offering. The Company does, however, intend to emphasize its strategy to obtain members through alliances and co-marketing relationships with organizations and firms with large aggregations of small business customers or members. The Company believes that it will better serve the small business community by leveraging the established "trust and confidence" relationships of existing organizations with its customers and/or members. The Company expects that this will lead to an increased utilization of the Company's wide variety of business products and services over the web.

         The Company's long-term plan for strengthening its financial position continued with its merger with TEAM America Corporation in December 2000. At the same time the Company issued 100,000 shares of Series A convertible preferred stock for a total net proceeds of $9,425,000 and it entered into an $18,000,000 credit facility. Also in December 2000, the Company initiated the restructuring of its online business center segment in order to focus on the opportunities to be derived from integrating its Internet technology with TEAM America's PEO business and the opportunities for cross-promotion between TEAM America's client and worksite employee base and its online business center. The Company has substantially reduced the level of 2000 operating expenses incurred at the early stages of web development by reducing expenditures for third party contractors, development, creative and administrative staff, and advertising.

         In March 2001, the Company continued its expansion plans with the acquisition of substantially all the assets of Professional Staff Management, Inc. This acquisition not only strengthened its existing operating base in California, Ohio and Utah, but also expanded into a new growing market in Nevada.

         The Company expects to generate sufficient cash flow from operations and the utilization of its tax loss carryforwards to meet all its operating expenses and service all its debt. In addition, the Company has $8,000,000 available for future acquisitions under its credit agreement.

RISK FACTORS

RISKS RELATED TO OUR PEO BUSINESS

IF GOVERNMENT REGULATIONS REGARDING PEOS ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, OUR BUSINESS COULD BE HARMED.

         Because many of the laws related to the employment relationship were enacted prior to the development of professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, we assume some obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by us and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on our results of operations and financial condition.

         While many states do not explicitly regulate PEOs, approximately 21 of the states, but not Ohio, have enacted laws that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. There can be no assurance that we will be able to comply with any such regulations which may be imposed upon us in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition.

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

IF THE IRS DETERMINES THAT WE ARE NOT AN "EMPLOYER," OUR 401(K) PLAN COULD BE REVOKED AND OUR CAFETERIA PLAN MAY LOSE FAVORABLE TAX TREATMENT.

         If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, then the tax qualified status of our 401(k) plan could be revoked and our cafeteria plan may lose its favorable tax status. The loss of qualified status for the 401(k) plan and the cafeteria plan could increase our administrative expenses, increase client dissatisfaction and adversely affect our ability to attract and retain clients and worksite employees, and, thereby, materially adversely affect our financial condition and results of operations. We are unable to predict the impact that the foregoing could have on our administrative expenses, and whether our resulting liability exposure, if any, will relate to past or future operations. Accordingly, we are unable to make a meaningful estimate of the amount, if any, of such liability exposure.

WE INTEND TO GROW OUR EXISTING BUSINESS, AND, IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE HARMED.

         We intend to continue our internal growth and to pursue an acquisition strategy. Such growth may place a significant strain on our management, financial, operating and technical resources. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating businesses with our operations. There can be no assurance that suitable acquisition candidates will be available, that we will be able to acquire or profitably manage such additional companies, or that future acquisitions will produce returns that justify the investment. In addition, we may compete for acquisition and expansion opportunities with companies that have significantly greater resources than we have. There can be no assurance that management skills and systems currently in place will be adequate to implement a strategy of growth through acquisitions and through increased market penetration. Our failure to manage growth effectively, or to implement our strategy, could have a material adverse effect on our results of operations and financial condition.

WE BEAR THE RISK OF NONPAYMENT FROM OUR CLIENTS.

         To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. Although we historically have not incurred significant bad debt expense, in each payroll period we have a nominal number of clients who fail to make timely payment prior to delivery of the payroll.

IF OUR WORKERS' COMPENSATION AND UNEMPLOYMENT COSTS RISE, OUR RESULTS OF OPERATIONS AND BUSINESS MAY SUFFER.

         Our workers' compensation and unemployment costs could increase as a result of many factors, including increases in the rates charged by the applicable states and private insurance companies and changes in the applicable laws and regulations. Although we believe that historically we profited from such services, our results of operations and financial condition could be materially adversely affected in the event that our actual workers' compensation and unemployment costs exceed those billed to our clients. Although, we have the right to pass onto our clients rate increases for those costs, we may be unable to do so to the full extent of the increases, or client terminations may occur if such increases are made.

OUR CLIENT AGREEMENTS ARE SHORT TERM IN NATURE, AND, IF A SIGNIFICANT NUMBER OF CLIENTS DO NOT RENEW THEIR CONTRACTS, OUR BUSINESS MAY SUFFER.

         Our standard client agreement provides for successive one-year terms, subject to termination by us or by the client at any time upon 30 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on our financial condition, results of operations and liquidity.

WE MAY BE LIABLE FOR ACTIONS OF WORKSITE EMPLOYEES OR CLIENTS, AND OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT TO COVER THESE LIABILITIES.

         Our client agreement establishes a contractual division of responsibilities between us and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although such client agreements generally provide that the client indemnify us for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying these liabilities. In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of the worksite employees.

         As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $2 million of general liability insurance, with a $25,000 deductible and with a $10 million commercial umbrella policy, and carry employment practices liability insurance in the amount of $10 million, with a $50,000 deductible, there can be no assurance that any of the insurance carried by us or our providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to our providers or to us in the future and, if available, on satisfactory terms. If the insurance carried by us or our providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         The PEO industry is highly fragmented, with, according to industry sources, in excess of 2,500 companies providing PEO services in 2000. We encounter competition from other PEOs and from single-service and "fee-for-service" companies such as payroll processing firms, insurance companies and human resource consultants. We may encounter substantial competition from new market entrants. Some of our current and future competitors may be significantly larger, have greater name recognition and have greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete effectively against such competitors in the future.

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         At March 26, 2001, we had 8,066,288 shares of our common stock outstanding. Of these shares, 4,413,793 shares are held by nonaffiliates and are freely tradable without restriction or further registration under the Securities Act of 1933 or eligible for resale under an exemption from registration. The holders of the remaining 3,652,495 shares are entitled to resell them only pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration thereunder.

         Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of our common stock.

OUR PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK.

         Our officers, directors and shareholders with greater than 5% holdings, in the aggregate, beneficially own approximately 4,807,000 shares, or 59.6% of our outstanding common stock as of March 26, 2001. The holders of the preferred shares have the right to acquire beneficial ownership of an additional 1,481,481 shares through the exercise of stock warrants. The holders of the preferred shares also have the right to convert their preferred shares to an additional 1,481,481 shares of common stock. As a result, these shareholders, acting together, may have the ability to determine the outcome of substantially all matters submitted to our shareholders for approval, including:

         -        election of the board of directors;

         -        removal of any of the directors;

         - amendment of the articles of incorporation or code of regulations; and

         - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

         These shareholders will have substantial influence over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares which would prevent shareholders from realizing the benefits of the transaction, such as a purchase price premium or significant increase in stock price.

ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND CODE OF REGULATIONS MAKE A CHANGE IN CONTROL OF TEAM MUCHO MORE DIFFICULT.

         The provisions of our articles of incorporation and code of regulations and of the Ohio Revised Code, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

         -        require certain supermajority votes;

         - establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders proposals to be considered at shareholders' meetings; and

         - divide the board of directors into two classes of directors serving staggered two-year terms.

         Pursuant to our articles of incorporation, the board of directors has authority to issue up to 5,000,000 preferred shares without further shareholder approval. Such preferred shares could have dividend, liquidation, conversion, voting and other rights and privileges that are superior or senior to our common stock. Issuance of preferred shares could result in the dilution of the voting power of our common stock, adversely affecting holders of our common stock in the event of our liquidation or delay, and defer or prevent a change in control. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock.

         In addition, the Ohio Revised Code contains provisions that require shareholder approval of any proposed "control share acquisition" of any Ohio corporation at any of three ownership thresholds: 20%, 33 1/3% and 50%. The Ohio Revised Code also contains provisions that restrict certain business combinations and other transactions between an Ohio corporation and interested shareholders.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE.

         Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

         -        changes in our pricing policies or those of our competitors;

         - timing and number of new client agreements and existing client terminations;

         -        seasonal patterns in revenue and expenses; and

         - other changes in levels of operating expenses, personnel and general economic conditions.

         As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

RISKS RELATED TO MUCHO'S BUSINESS

MUCHO HAS A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE AND FORECAST ITS BUSINESS RESULTS.

         Mucho was incorporated in July 1999. In April 2000, Mucho launched the beta version of its website and in June 2000, Mucho launched its website with a core of fully functional services. This is an extremely limited operating history upon which to evaluate Mucho's business and prospects.

MUCHO HAS INCURRED LOSSES SINCE ITS INCORPORATION, AND EXPECTS TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

         Mucho has incurred net losses from operations in each quarter since its incorporation and, as of December 31, 2000, had an accumulated deficit of $10,750,000. Mucho expects to continue to incur losses for the foreseeable future. To become profitable, Mucho must increase revenue substantially and reduce operating expenses. To increase revenue, Mucho will need to continue to attract members and expand its service and product offerings. If Mucho fails to achieve profitability, our business and results of operations could be adversely affected.

MUCHO'S NETWORK AND SOFTWARE ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS THAT COULD RESULT IN LIABILITY AND COULD HARM MUCHO'S REPUTATION.

         Network infrastructure is vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. This could result in liability for damages, and Mucho's reputation could suffer, thus deterring potential members from transacting business with Mucho. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to Mucho's members. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in Mucho's computer systems.

         Mucho intends to continue to implement security measures, but cannot assure you that the measures it implements will not be circumvented, resulting in interruptions, delays or cessation of service to Mucho's members. Liability, loss of members or damage to Mucho's reputation due to security breaches could harm Mucho and adversely affect our business and results of operations.

MUCHO'S GROWTH DEPENDS ON INCREASING MEMBERSHIP AND MEMBER PURCHASING.

         To generate revenue, Mucho must attract new members to Mucho's website and increase member purchasing. Currently, Mucho is using a variety of techniques to increase its member purchasing, including entering into partnerships with trade associations and other organizations that have a trust and confidence relationship with their members. Many of these techniques are new and unproven, and Mucho cannot be certain that any of them will be successful in helping Mucho increase membership or member purchasing. If Mucho is unable to attract new members to its website and increase member purchasing, its business will not grow as expected.

INTENSE COMPETITION COULD IMPEDE MUCHO'S ABILITY TO GAIN MARKET SHARE AND HARM ITS FINANCIAL RESULTS.

         E-commerce is rapidly evolving and intensely competitive. In addition, the traditional non-Internet-based markets for business products and services are also intensely competitive. Mucho competes with both traditional distribution channels as well as other online services. Mucho's current and potential competitors include:

         - Internet sites targeting the small business market including Onvia.com, BizBuyer.com, Digitalwork.com and Works.com;

         - Internet sites targeting the consumer market that also sell to small business customers, including Beyond.com, Buy.com and Onsale.com;

         -        companies such as AOL Time Warner, Microsoft, NBCi and Yahoo!
                  that offer a broad array of Internet-related services and either offer business-to-business e-commerce services presently or have announced plans to introduce such services in the future; and

         - traditional non-Internet-based retailers that sell business service and products.

         All of Mucho's competitors have significantly greater market penetration than Mucho. In addition, there are minimal barriers to entry to Mucho's market, and new competitors could launch a competitive website offering services and products targeted to the small business market. To compete successfully and to gain market share, Mucho must significantly increase its membership and the volume of services and products it sells through its website. Mucho's failure to achieve these objectives could limit its ability to achieve profitability, which could hurt our business and results of operations.

MUCHO'S BUSINESS MODEL IS NEW, UNPROVEN AND EVOLVING.

         Mucho's business model is new, unproven and continues to evolve. In particular, Mucho's business model is based on assumptions, which may not prove to be correct, including the following:

         - a significant number of small businesses will be willing to purchase their business services and products online; and

         - a significant number of small businesses and small business service providers will use Mucho's website to buy and sell services and products.

         If use of the Internet as a medium for business communications and commerce does not continue to increase, demand for Mucho's services and products will be limited and Mucho's financial results could suffer. Even if small businesses increase their use of the Internet, the Internet infrastructure may not be able to support the demands of this growth. If the Internet's infrastructure is not improved or expanded to meet demand, the Internet's performance and reliability will be degraded and consumers and businesses may slow or stop their use of the Internet as a transaction medium.

MUCHO'S BUSINESS MAY SUFFER IF IT IS UNABLE TO HIRE AND RETAIN HIGHLY SKILLED QUALIFIED EMPLOYEES.

         Mucho's future success depends in large part on its ability to identify, hire, train and retain highly qualified sales and marketing, technical, managerial and administrative personnel. As Mucho continues to introduce new services, products and features on its website, and as its member base and revenue continue to grow, Mucho will need to hire a significant number of qualified personnel. Competition for qualified personnel, especially those with Internet experience, is intense, and Mucho may not be able to attract, train, assimilate or retain qualified personnel in the future. Failure to do so could disrupt Mucho's operations and could increase Mucho's costs as it would be required to use more expensive outside consultants, which could have a negative impact on us.

MUCHO'S EXECUTIVE OFFICERS AND KEY EMPLOYEES ARE CRITICAL TO ITS BUSINESS, AND THESE OFFICERS AND KEY EMPLOYEES MAY NOT REMAIN WITH MUCHO IN THE FUTURE.

         Mucho's business and operations are substantially dependent on the performance of its key employees, all of whom are employed on an at-will basis and have worked together for less than two years. Mucho does not maintain "key person" life insurance on any of its executives.

IF MUCHO FAILS TO EXPAND ITS CURRENT TECHNOLOGY INFRASTRUCTURE, IT WILL BE UNABLE TO ACCOMMODATE ITS ANTICIPATED GROWTH.

         To be successful, Mucho must continue to attract new members to its website. Accommodating this potential growth in website traffic and member transactions will require Mucho to continue to develop its technology infrastructure. To maintain the necessary technological platform in the future, Mucho must continue to expand and stabilize the performance of its web servers, improve its transaction processing system, optimize the performance of its network servers and ensure the stable performance of its entire network. Mucho may not be successful in its ongoing efforts to upgrade its systems, or if it does successfully upgrade its systems, Mucho may not do so on time and within budget.

         Any system failure that causes an interruption in the service of Mucho's website or a decrease in its responsiveness could result in reduced member traffic and reduced revenue. Further, prolonged or ongoing performance problems on Mucho's website could damage its reputation and result in the permanent loss of members. Mucho has occasionally experienced system interruptions that have made its website totally unavailable, or slowed its response time, and these problems may occur again in the future.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT MUCHO'S BUSINESS OR INDIRECTLY IMPACT MUCHO'S BUSINESS BY LIMITING THE GROWTH OF E-COMMERCE.

         As e-commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as privacy, content and taxation of services and products. If enacted, government regulations could limit the market for Mucho's services and products. Although many regulations might not apply to Mucho's business directly, laws that regulate the collection or processing of personal or consumer information could indirectly affect Mucho's business. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation could hinder the growth in Internet use and decrease its acceptance as a medium for communication and commerce.

RISKS RELATED TO THE MERGER

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE MERGER.

         The success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining TEAM Mucho and Mucho. To realize the anticipated benefits of this combination, the management team must develop strategies and implement a business plan that will:

         - effectively combine Mucho's services and Internet technology with our PEO services;

         - successfully use the anticipated opportunities for cross-promotion and sales of the products and services of Mucho and TEAM Mucho;

         - successfully retain and attract our key employees, including operating management and key technical personnel, during the period of integration and in light of the competitive employment market; and

         - while integrating the two company's operations, maintain adequate focus on the core businesses of each company in order to take advantage of competitive opportunities and to respond to competitive challenges.

         If the management team is not able to develop strategies and implement a business plan that achieves these objectives, we may not realize the anticipated benefits of the merger. In particular, anticipated growth in revenue, earnings before interest, taxes, depreciation, and amortization, or "EBITDA," and cash flow may not be realized, which would have an adverse impact on us and the market price of our common stock.

THE MERGER MAY RESULT IN DISRUPTION OF OUR EXISTING BUSINESSES, DISTRACTION OF OUR MANAGEMENT AND DIVERSION OF OTHER RESOURCES.

         The integration of our businesses may divert management time and resources from the main businesses of both companies. This diversion of time and resources could cause the market price of our common stock to decrease. The new management will need to spend some of their time integrating our operations. This could cause our business to suffer.

THE COSTS ASSOCIATED WITH THE MERGER MAY AFFECT LIQUIDITY AND WORKING CAPITAL.

         In connection with the merger, we have acquired previously issued and outstanding shares as part of a tender offer. The cost of acquiring these shares was approximately $11,622,000. Net funding from the issuance of preferred stock to support that redemption was $9,425,000 after associated fees. The balance of the funding came from a bank loan in January 2001 and from operating cash flow. The capitalized costs associated with the merger, the tender offer, the issuance of preferred stock and the new bank line exceeded $3 million. A portion of these costs has been paid from or will be paid from operating cash flow or, as in the case of the preferred stock and the $4,000,000 bank loan, as a reduction of gross proceeds. If improvements in

TEAM Mucho, including reductions in operating costs of Mucho and the expected benefits from the PSMI acquisition are not achieved, or if the existing PEO business fails to grow as expected, then we may experience liquidity and working capital problems.

INFLATION

         We believe the effects of inflation have not had a significant impact on the results of operations or financial condition.

QUARTERLY RESULTS

         The following table sets forth certain unaudited operating results of each of the six consecutive quarters since inception on July 8, 1999. The information is unaudited, but in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. This information should be read in conjunction with our consolidated financial statements and the notes thereto.

                                           QUARTER ENDED
                                           -------------
                    SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30  DEC. 31
                      1999       1999      2000      2000      2000      2000
                      ----       ----      ----      ----      ----      ----
Revenues            $   0      $     0   $     0   $     0   $    28   $    23
Direct Costs          140        1,034     2,135     2,456     1,829     2,614
Net (Loss)           (140)      (1,034)   (2,135)   (2,456)   (1,801)   (2,591)
(Loss) Per Share:
Basic               $(.06)     $  (.59)  $  (.89)  $  (.98)  $  (.69)  $ (1.01)
Diluted             $(.06)     $  (.59)  $  (.89)  $  (.98)  $  (.69)  $ (1.01)

FORWARD-LOOKING INFORMATION

         Statements in the preceding discussion that indicate our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that our actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Risk Factors" in our Annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission, as the same may be amended from time to time.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are based upon our ability to control or predict the future. Shareholders are cautioned not to put undo reliance on forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-- CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999 - TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Report of Independent Public Accountants


To the Board of Directors of TEAM MUCHO, INC. AND SUBSIDIARIES:


We have audited the accompanying consolidated balance sheet of TEAM Mucho, Inc. (an Ohio corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of TEAM Mucho, Inc. (then doing business as Mucho.com) as of December 31, 1999 and for the period from inception (July 8, 1999) to December 31, 1999 were audited by other auditors whose report dated July 26, 2000, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM Mucho, Inc. and subsidiaries, as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Columbus, Ohio,
March 27, 2001.

TEAM MUCHO, INC. AND SUBSIDIARIES


Consolidated Balance Sheets
As of December 31, 2000 and 1999 (000's Omitted)
- ---------------------------------------------------------------------------------------------------------------------------------


                                                                                               2000                  1999
                                                                                         ------------------    ------------------
ASSETS
- ------
CURRENT ASSETS:
   Cash                                                                                    $       10,925      $             74
   Receivables:
     Trade, net of allowance for doubtful accounts of $200 in 2000 and
       $0 in 1999                                                                                   1,978                     2
     Unbilled revenues                                                                              8,792                     -
     Other receivables                                                                              1,461                     -
   Prepaid expenses                                                                                   332                     -
   Deferred income tax                                                                                420                     -
                                                                                         ------------------    ------------------

              Total current assets                                                                 23,908                    76
                                                                                         ------------------    ------------------

PROPERTY AND EQUIPMENT:
   Furniture and fixtures                                                                             184                    35
   Computer hardware and software                                                                   1,559                   184
   Leasehold improvements                                                                             117                     8
                                                                                         ------------------    ------------------
                                                                                                    1,860                   227
   Accumulated depreciation and amortization                                                         (279)                  (20)
                                                                                         ------------------    ------------------

              Total property and equipment, net                                                     1,581                   207
                                                                                         ------------------    ------------------

OTHER ASSETS:
   Goodwill, net                                                                                   26,732                     -
   Cash surrender value of life insurance policies                                                    587                     -
   Deferred income tax asset                                                                          249                     -
   Other                                                                                              297                     9
                                                                                         ------------------    ------------------

              Total other assets                                                                   27,865                     9
                                                                                         ------------------    ------------------

              Total assets                                                                $        53,354       $           292
                                                                                         ==================    ==================


(Continued on next page)

TEAM MUCHO, INC. AND SUBSIDIARIES


Consolidated Balance Sheets (Continued)
As of December 31, 2000 and 1999 (000's Omitted)
- ---------------------------------------------------------------------------------------------------------------------------------

                                                                       2000       1999
                                                                    ---------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
   Trade accounts payable                                           $  1,954    $    338
   Capital leases - current portion                                      103          32
   Notes payable to related parties                                     --           561
   Stock repurchase obligation                                        11,622        --
   Accrued compensation                                                8,367        --
   Accrued payroll taxes and insurance                                 3,967        --
   Accrued workers' compensation liability                               630        --
   Federal and state income taxes payable                                 72        --
   Other accrued expenses                                              1,996         102
                                                                    --------    --------

              Total current liabilities                               28,711       1,033

LONG-TERM LIABILITIES:
   Capital lease obligations, less current portion                       127          62
   Accrued workers' compensation liability                               198        --
   Client deposits                                                       349        --
   Deferred compensation                                                 587        --
                                                                    --------    --------

              Total liabilities                                       29,972       1,095
                                                                    --------    --------

MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK, face
   amount of $10,000,000
                                                                       3,625        --
                                                                    --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
     45,000,000 shares authorized; 9,603,558 and 1,976,393 issued
       at December 31, 2000 and 1999, respectively                    45,001         451
   Deferred compensation                                                 (28)       --
   Retained deficit                                                  (10,750)     (1,254)
                                                                    --------    --------
                                                                      34,223        (803)

   Less -Treasury stock, 2,722,366 common shares, at cost            (14,466)       --
                                                                    --------    --------

              Total shareholders' equity                              19,757        (803)
                                                                    --------    --------

              Total liabilities and shareholders' equity            $ 53,354    $    292
                                                                    ========    ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TEAM MUCHO, INC. AND SUBSIDIARIES




Consolidated Statements of Operations
For the Year Ended December 31, 2000 and for the Period from Inception (July 8,
1999) to December 31, 1999 (000's Omitted Except for Share Amounts)
- ---------------------------------------------------------------------------------------------------------------------------


                                                                      PERIOD FROM
                                                        YEAR ENDED    INCEPTION TO
                                                       DECEMBER 31,   DECEMBER 31,
                                                           2000           1999
                                                       -----------    -----------
REVENUES                                               $        51    $      --
                                                       -----------    -----------

EXPENSES:
  Salaries, wages and employment taxes                       5,651            883
  Other selling, general and administrative expenses         2,468            271
   Depreciation and amortization                               262             20
   Restructuring charges                                       654           --
                                                       -----------    -----------

                Total operating expenses                     9,035          1,174
                                                       -----------    -----------

                Loss from operations                        (8,984)        (1,174)

INTEREST EXPENSE                                              (512)           (80)
                                                       -----------    -----------

                Net loss before income taxes                (9,496)        (1,254)

PROVISION FOR INCOME TAXES                                    --             --
                                                       -----------    -----------

NET LOSS                                               $    (9,496)   $    (1,254)
                                                       ===========    ===========

NET LOSS PER SHARE:
   Basic                                               $     (3.37)   $     (0.66)
   Diluted                                             $     (3.37)   $     (0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                 2,816,501      1,903,095
   Diluted                                               2,816,501      1,903,095


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAM MUCHO, INC. AND SUBSIDIARIES



Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2000 and for the Period from Inception to
December 31, 1999 (000's Omitted, Except for Share Amounts)
- -----------------------------------------------------------------------------------------------------------------------

                                                           COMMON STOCK ISSUED
                                                         -----------------------           DEFERRED           TREASURY
                                                          NUMBER        STOCK            COMPENSATION           STOCK
                                                         ---------    ----------         ------------         ---------
Balance, July 8, 1999 (inception)

   Issuance of common stock                              1,976,393    $      390            $ --             $     --

   Issuance of warrants                                       --              61              --                   --

   Net loss for the period                                    --            --                --                   --
                                                         ---------    ----------             ---             ----------

Balance, December 31, 1999                               1,976,393           451              --                   --

   Issuance of common stock                              1,086,597         5,553              --                   --

   Issuance of common stock for services                   606,219         1,212              --                   --

   Conversion of debt to equity                            349,500         1,077              --                   --

   Issuance of warrants                                       --             127              --                   --

   Grant of qualified and non-qualified stock options         --             710             (28)                  --

   Acquisition of TEAM America Corporation               4,984,849        30,071              --                (14,466)

   Issuance of common stock and warrants related to
     preferred stock offering                              600,000         5,800              --                   --

   Net loss for the year                                      --            --                --                   --
                                                         ---------    ----------             ---             ----------

Balance, December 31, 2000                               9,603,558    $   45,001            $(28)            $  (14,466)
                                                         =========    ==========            ====             ==========



- -------------------------------------------------------------------------------------

                                                                         TOTAL
                                                     RETAINED        STOCKHOLDERS'
                                                     DEFICIT            EQUITY
                                                    --------------------------------
Balance, July 8, 1999 (inception)

   Issuance of common stock                           $     --         $      390

   Issuance of warrants                                     --                 61

   Net loss for the period                                (1,254)          (1,254)
                                                      ----------       ----------

Balance, December 31, 1999                                (1,254)            (803)

   Issuance of common stock                                 --              5,553

   Issuance of common stock for services                    --              1,212

   Conversion of debt to equity                             --              1,077

   Issuance of warrants                                     --                127

   Grant of qualified and non-qualified
     stock options                                          --                682

   Acquisition of TEAM America Corporation                  --             15,605

   Issuance of common stock and warrants related
     to preferred stock offering                            --              5,800

   Net loss for the year                                  (9,496)          (9,496)
                                                      ----------       ----------
Balance, December 31, 2000                            $  (10,750)      $   19,757
                                                      ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAM MUCHO, INC. AND SUBSIDIARIES


Consolidated Statements of Cash Flows
For the Year Ended December 31, 2000 and for the Period from Inception (July 8,
1999) to December 31, 1999 (000's Omitted)
- --------------------------------------------------------------------------------------------------------------------------

                                                                                                         PERIOD FROM
                                                                                    YEAR ENDED           INCEPTION TO
                                                                                   DECEMBER 31,          DECEMBER 31,
                                                                                       2000                  1999
                                                                                 -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (9,496)            $ (1,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                           262                   20
Write-down of property and equipment related to restructuring                           477                 --
Compensation expense on grant of stock options                                          682                 --
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable                                                                      (1)                --
Other receivables                                                                      --                     (2)
Prepaid expenses and other current assets                                               (93)                --
Accounts payable                                                                      1,523                  338
Accrued liabilities                                                                     683                  164
Other                                                                                   (87)                 (10)
                                                                                   --------             --------
Net cash used in operating activities                                                (6,050)                (744)
                                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (766)                (125)
Acquisition, net of cash acquired                                                     2,364                 --
                                                                                   --------             --------
Net cash provided by (used in) investing activities                                   1,598                 (125)
                                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                5,553                  390
Proceeds from issuance of preferred stock                                             9,425                 --
Proceeds from loans payable to related party                                            955                  561
Payment of loans payable to related party                                              (561)                --
Payment on capital lease obligations                                                    (69)                  (8)
                                                                                   --------             --------
Net cash provided by financing activities                                            15,303                  943
                                                                                   --------             --------
Net increase in cash                                                                 10,851                   74

CASH, beginning of period                                                                74                 --
                                                                                   --------             --------

CASH, end of period                                                                $ 10,925             $     74
                                                                                   ========             ========


(Continued on next page)

TEAM MUCHO, INC. AND SUBSIDIARIES



Consolidated Statements of Cash Flows (Continued)
For the Year Ended December 31, 2000 and for the Period from Inception (July 8,
1999) to December 31, 1999 (000's Omitted)
- --------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                         2000                  1999
                                                   -----------------     -----------------
Interest paid                                         $      54               $   -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company acquired TEAM America Corporation in a transaction accounted for as a reverse acquisition. As a result of this transaction, the Company acquired the outstanding common stock of TEAM America Corporation for $15,605,000. See Note 3 for additional information.

During 2000 and 1999, the Company acquired $207,000 and $102,000, respectively, of property and equipment under capital leases.

During 2000 and 1999, the Company satisfied accrued interest through the issuance of warrants valued at $249,000 and $61,000, respectively.

During 2000, the Company satisfied accounts payable for services performed through the issuance of common stock valued at $1,212,000.

In December 2000, in conjunction with the acquisition of TEAM America Corporation, $955,000 of debt was converted to equity.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

(1)  NATURE AND SCOPE OF BUSINESS
     ----------------------------

     TEAM Mucho, Inc. (the Company) originally incorporated as Muchocode.com, Inc., was incorporated on July 8, 1999 in the State of Nevada. In September 1999, the Company changed its name to Mucho.com, Inc. From inception (July 8, 1999) through December 28, 2000, the Company operated as Mucho.com and focused its efforts on developing its offerings and client base as an online business center offering products and services for small and emerging companies. On December 28, 2000, Mucho.com acquired TEAM America Corporation in a reverse acquisition. The combined company changed its name to TEAM Mucho, Inc. (an Ohio Corporation). As a result of this acquisition, the Company began focusing its efforts on the professional employer organization (PEO) business acquired from TEAM America Corporation.

     TEAM Mucho, Inc. (formerly doing business as TEAM America Corporation), is the largest professional employer organization ("PEO") headquartered in Ohio and one of the oldest PEOs in the United States, having been founded in 1986. The Company provides, on a "co-employer" basis, comprehensive and integrated human resource management services to small and medium-sized businesses, thereby allowing such businesses to outsource their payroll and human resource responsibilities. This allows TEAM Mucho clients to concentrate on their core competencies. The Company offers a broad range of services including human resource administration, regulatory compliance management, employee benefits administration, risk management services and employee liability protection, payroll and payroll tax administration, and placement services.

     The Company provides its services by entering into a Client Services Agreement, which establishes a three-party relationship whereby, the Company and the client act as co-employers of the employees who work at the client's location. Pursuant to the Client Services Agreement, the Company assumes responsibility for personnel administration and compliance with most employment related government regulations, while the client company retains the employee's services in its business and remains the employer for various other purposes.

     In its financial statements for the period ended December 31, 1999, the Company was considered a development stage company. Effective with the acquisition of TEAM America Corporation, the Company is no longer considered a development stage company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     BASIS OF PRESENTATION

     The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include TEAM Mucho, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     REVENUE RECOGNITION - ONLINE BUSINESS SEGMENT

     Revenue is derived from sponsorship contracts ranging from six months to one year in which the Company commits to provide sponsors promotional opportunities on its web site. Sponsorship revenue is recognized on a straight-line basis over the term of the related contract. At December 31, 2000, the Company has $75,000 of deferred revenue, which is classified within other accrued expenses on the balance sheet.

     REVENUE RECOGNITION - PEO BUSINESS SEGMENT

     The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and
     (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client service agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company's clients generally have the ability to terminate the relationship with 30 days' notice.

     The Company bills its clients for workers' compensation and unemployment costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes, and all changes require thirty days' prior notice.

     Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis. The Company also recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees which have not yet been billed to the client as of the end of the accounting period.

     Because the acquisition of TEAM America Corporation occurred on December 28, 2000, the Company recognized no revenue or expenses related to the PEO business segment during 2000. Unbilled revenues on the balance sheet at December 31, 2000 represent amounts generated by TEAM America Corporation prior to the acquisition and billed to clients after the acquisition.

     SEGMENT INFORMATION

     During 2000 and 1999, the Company operated entirely in the online business segment. As a result, the statements of operations are composed entirely of the results of this business segment. With the acquisition of TEAM America Corporation, the Company entered the PEO business segment. At December 31, 2000, the assets and liabilities of the Company are substantially all related to the PEO business segment. For 2001, the Company will emphasize a combined strategy which enables the Company's PEO and on-line business to target their services to small business owners and therefore cross-sell business and services. As a result, it is expected that these two service offerings will essentially merge into one segment for reporting purposes.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based upon an evaluation of each client's financial condition. Exposure to losses on receivables is primarily dependent on each client's financial condition. The Company mitigates such exposure by requiring deposits, letters-of-credit or personal guarantees from certain of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are maintained when appropriate.

     WORKERS' COMPENSATION INSURANCE

     The Company has a high retention workers' compensation insurance policy covering most of its non-Ohio employees. The retention limit is $250,000 per occurrence. There are also aggregate minimum and maximum policy premium limits. The Company's policy is to record workers' compensation costs at the estimated total cost of each claim, plus an estimate for incurred but not reported claims, subject to the $250,000 retention limit and also subject to the minimum and maximum aggregate limits in the policy. In Ohio, since July 1999, the Company has maintained a self-insurance program for workers compensation. The Company is self-funded up to $250,000 per occurrence and purchases private insurance for costs in excess of that amount.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Additions and betterments for property and equipment over certain minimum dollar amounts are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight-line method of depreciation is followed for substantially all property and equipment. Estimated service life for equipment, capital leases, and furniture and fixtures is 3-5 years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful life of the improvement.

     GOODWILL

     Goodwill is the excess of the purchase price paid for an acquired business, including liabilities assumed, over the fair market value of the assets acquired. Goodwill is amortized over 20 years.

     The Company will continually evaluate whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If such an event were to occur, the Company would estimate the sum of the expected cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at December 31, 2000.

     The goodwill on the consolidated balance sheet at December 31, 2000, relates entirely to its acquisition of TEAM America Corporation on December 28, 2000. As a result, no amortization expense or accumulated amortization has been recognized in these consolidated financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of current assets and liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

     INCOME TAXES

     Income taxes are accounted for using the asset and liability approach for financial reporting. The Company recognized deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities.

     Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     STOCK-BASED COMPENSATION AND AWARDS

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for all stock-based compensation to employees and directors. Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or the fair value method described in SFAS 123. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income.

     The Company has elected to account for stock-based compensation and awards under the provisions of APB 25. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the option. The Company is required to implement the provisions of SFAS 123 for stock-based awards to those other than employees and directors. Stock-based compensation and award expense for all equity instruments is recognized based on the related vesting periods.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense for the year and period ended December 31, 2000 and December 31, 1999 was approximately $32,000 and $4,000, respectively.

     EARNINGS PER SHARE

     At December 31, 2000 and 1999, 2,051,000 and 881,000 options, and 1,501,000 and 65,000 warrants, with a weighted average price of $5.39 and $4.39 for the options, and $6.75 and $0.91 for the warrants, respectively, are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. Additionally, preferred stock convertible into approximately 1,481,000 shares of common stock was excluded from the calculation of diluted earnings per share because its effect is anti-dilutive. As a result, no reconciliation between weighted average shares used for the calculation of basic earnings per share and weighted average shares used for the calculation of diluted earnings per share is necessary.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation.

     NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, "the provisions of SFAS 133 will require adoption no later than fiscal years beginning after June 15, 2000.

     Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

(3)  ACQUISITION

     On December 28, 2000, the Company completed the acquisition of TEAM America Corporation, a professional employer organization. The acquisition was accounted for under the purchase method of accounting as a reverse acquisition, whereby the legal target (Mucho.com), was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

     No results of operations of TEAM America Corporation are included in the 2000 statement of operations as the acquisition of TEAM America Corporation occurred on December 28, 2000.

     Total consideration paid for this acquisition was (000's omitted except for share amounts):


                                                                                         NUMBER OF
                                                                                         SHARES OR
                                                                                          OPTIONS               VALUE
                                                                                        ----------           ----------
        TEAM America Corporation common stock owned by Mucho.com control group prior to date of acquisition at historical cost of $6.34
           per share                                                                    1,296,044            $    8,221

        Other TEAM America Corporation common stock outstanding at fair                 1,341,439                 6,707
           market value of $5 per share

        TEAM America stock options acquired at fair market value                          850,637                   677

        Direct expenses related to acquisition                                                                    1,664
                                                                                       ----------            ----------
                 Total purchase price                                                  3,488,120             $   17,269
                                                                                       ==========            ==========


     The purchase price was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. Goodwill of $26,732,000 was recorded as a result of this acquisition and will be amortized using the straight-line method over 20 years. At December 31, 2000, 1,111,111 shares of TEAM Mucho, Inc. common stock were contingently issuable related to this acquisition and were not included in total shares outstanding. Because this transaction was accounted for as a reverse acquisition, these shares will be accounted for as a stock dividend if the contingency is satisfied.

     Concurrent with the acquisition of TEAM America Corporation by the Company, TEAM America Corporation made a tender offer to its shareholders to purchase up to 50% of the outstanding TEAM America Corporation common shares at $6.75 per share. A total of approximately 1,722,000 shares were tendered for a total cost of approximately $11,622,000. This liability is shown on the consolidated balance sheet as "stock repurchase obligation" in current liabilities. In January 2001 this obligation was settled. Tendered shares, plus shares held in treasury stock by TEAM America Corporation prior to the acquisition, are reflected as treasury stock on the post acquisition consolidated balance sheet.

     The following table presents unaudited condensed pro forma operating results as if TEAM America Corporation had been acquired as of July 8, 1999. These results are not necessarily an indication of operating results that would have occurred had the Company actually operated the business during the periods indicated (000's omitted except for shares).


                                                                       2000                 1999
                                                                (UNAUDITED)           (UNAUDITED)
                                                          ------------------    ----------------
               Revenues                                        $ 424,000              $ 202,000
               Net loss                                           (8,860)                (1,716)
               Net loss available for common
                      shareholders                               (11,460)                (2,769)
               Loss per share
               Basic                                           $   (1.93)             $   (0.41)
               Diluted                                         $   (1.93)             $   (0.41)


     The pro forma net loss available for common shareholders includes accretion of the preferred stock discount and dividends of approximately $2,600,000 in 2000 and approximately $881,000 in 1999.

(4)  MANAGEMENT'S PLAN FOR CONTINUING OPERATIONS (UNAUDITED)
     ------------------------------------------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

     As explained in Note 3, the results of operations of TEAM America Corporation are not included in the 2000 statement of operations. Therefore, the results of operations reflected in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000 and the period from inception (July 8, 1999) to December 31, 1999, include only the operations of Mucho.com, Inc. for those periods. Consequently, the future expected combined results of operations cannot be evaluated based on the 2000 statement of operations.

     For the year ended December 31, 2000 and the period from inception (July 8, 1999) to December 31, 1999, the Company had a net loss of $9,496,000 and $1,254,000, respectively. As of December 31, 2000 and 1999, the Company had an accumulated deficit of $10,750,000 and $1,254,000, respectively.

     The merger of Mucho.com, Inc. and TEAM America Corporation occurred on December 28, 2000. For future periods the consolidated results of operations of both companies will be reported. The accompanying Consolidated Balance Sheet as of December 31, 2000 reflects the results of the merger of the two companies.

     Immediately prior to December 31, 2000, the Company received a commitment from a bank to disburse the initial advance of $4,000,000, net of debt issuance costs of approximately $720,000, on its long-term credit agreement (see Note 9). These loan proceeds were to be used to partially fund the stock repurchase obligation that was recorded as a current liability at December 31, 2000. Had this initial advance been received by December 31, 2000 instead of on January 3, 2001, the working capital deficiency at the end of 2000 would have been reduced from $4,803,000 to $1,523,000.

     Capitalized expenses of approximately $2,239,000 incurred in connection with the merger, the preferred stock issuance and the long-term credit agreement also contributed to the working capital deficit at December 31, 2000.

     The Company's plan for strengthening its financial position continued with its acquisition of TEAM America Corporation in December 2000. Concurrent with the acquisition, the Company issued 100,000 shares of Series A convertible preferred stock for total net proceeds of $9,425,000 (see Note
     6), and entered into an $18,000,000 credit facility (see Note 9). Also in December 2000, the Company initiated the restructuring of its online business center segment in order to focus on the opportunities to be derived from integrating its Internet technology with TEAM America's PEO business, and the opportunities for cross-promotion between TEAM America's client and worksite employee base and its online business center. The Company has substantially reduced the level of 2000 operating expenses incurred at the early stages of web development by reducing expenditures for third party contractors, development, creative and administrative staff, and advertising.

     In March 2001, the Company continued its expansion plans with the acquisition of substantially all the assets of Professional Staff Management, Inc. This acquisition not only strengthened its existing operating base in California, Ohio and Utah, but also expanded into a new growing market in Nevada.

     The Company expects to generate sufficient cash flow from operations and the utilization of its tax loss carryforwards to meet all its operating expenses and service all its debt. In addition, the Company has $8,000,000 available for future acquisitions under its credit agreement.

(5)  COMMON STOCK
     ------------

     The Company is authorized to issue 50,000,000 shares, consisting of 45,000,000 common shares, without par value, 2,500,000 Class A Voting Preferred Shares, and 2,500,000 Class B Nonvoting Preferred Shares. The Board of Directors is authorized to fix the terms of the Class A and Class B Preferred Stock prior to the issuance of each such series. See Note 6 for a description of the terms of the currently outstanding Series A preferred stock.

     In connection with the sales of its common stock the Company has issued warrants to purchase approximately 17,000 shares of common stock for $7.09, which was the fair market value of the stock when the warrants were issued. The warrants are exercisable until December 27, 2001.

     As part of its master lease agreement with a lessor of its capital equipment, the Company issued warrants to purchase up to approximately 7,000 shares of common stock for $7.09 per share, which was the market value of the stock when the agreement was executed. The warrants will be issued quarterly in arrears based on the dollar amount of equipment leased to the Company. At December 31, 2000, warrants to purchase 2,853 shares have been earned and issued. The warrants are exercisable for one year from the date of issuance.

(6)  PREFERRED STOCK
     ---------------

     On December 28, 2000, in connection with the acquisition of TEAM America Corporation (see Note 3), the Company issued 100,000 shares of Series A mandatorily redeemable convertible preferred stock for total net proceeds of $9,425,000. The proceeds of the preferred stock issuance were used to partially fund the TEAM America Corporation treasury stock purchase.

     The terms of the Preferred Stock Agreement include the following:

     - Annual cumulative dividends in an amount equal to 9.75%, payable quarterly in cash, beginning January 1, 2003, and payable in kind prior to that date.

     - In the event of liquidation or winding up of the Company, a liquidation preference over the common stock.

     - The right to convert, in whole or in part, at any time, into the number of shares of common stock of the Company (1,481,481 at December 31, 2000) determined by dividing the aggregate liquidation amount (as defined in the Preferred Stock Agreement, but $10,000,000 as of December 31, 2000) by the conversion price (as defined in the Preferred Stock Agreement, but $6.75 as of December 31, 2000).

     -    Mandatorily redeemable at the liquidation amount in June 2004.

     - Issuance of warrants to purchase 1,481,481 shares of common stock of the Company at $6.75 per share. The warrants expire December 28, 2010.

     - The right to designate two members of the Board of Directors of the Company.

     - Issuance of 600,000 shares of common stock in the Company to the holders of the preferred stock, upon issuance of the initial preferred stock on December 28, 2000.

     As a result of the issuance of the 600,000 shares of common stock in the Company to the holders of the preferred stock, and the issuance of warrants to purchase 1,481,481 shares of common stock of the Company, the proceeds of the preferred stock issuance were allocated between preferred stock, warrants, and common stock issued, on the basis of their relative fair values. The proceeds were allocated as follows (000's omitted):


               Preferred Stock, net of expenses
                  of $575                                      $3,625
               Warrants                                         2,800
               Common Stock                                     3,000
                                                               ------
                      Total                                    $9,425
                                                               ======

     The portion of the proceeds allocated to warrants and common stock are reflected as common stock on the balance sheet. The difference between the face value of the preferred stock ($10 million) and the current carrying value ($3,625,000), will be accreted back to preferred stock using the interest rate method over the forty-two month redemption period as additional accretion of preferred stock dividends.

     Subsequent to year-end, the Company issued an additional 10,000 shares of Series A mandatorily redeemable convertible preferred stock for $1,000,000 in connection with the acquisition of PSMI.

(7)  COMMITMENTS
     -----------

     The Company, including its PEO operations, leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2005, which are accounted for as operating leases. The future minimum lease payments as of December 31, 2000 are presented as follows (000's omitted):

                          2001                                 $    907
                          2002                                      587
                          2003                                      196
                          2004                                      157
                          2005 and thereafter                        33
                                                               --------
                                                                 $1,880
                                                               ========

     Rent expense under all Mucho operating leases was $139,000 and $16,000 for the year and period ended December 31, 2000 and 1999, respectively.

     The Company also has certain equipment under capital leases. The cost of assets acquired under capital leases was $207,000 and $102,000 at December 31, 2000 and 1999, respectively. Accumulated depreciation on these assets was $76,188 and $8,000 at December 31, 2000 and 1999, respectively.

         Future minimum commitments under capital leases as of December 31, 2000 are as follows (000's omitted):

              2001                                               $   126
              2002                                                   114
              2003                                                    31
                                                                 -------

              Total minimum lease payments                           271
              Less: amount representing interest                     (41)
                                                                 -------
                                                                     230
              Less: current portion                                 (103)
                                                                 -------
                                                                 $   127
                                                                 =======

(8)  DEFERRED COMPENSATION
     ---------------------

     As a part of the TEAM America Corporation acquisition, the Company assumed the rights and responsibilities under various deferred compensation agreements with certain Company and client employees. The liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by the cash surrender value of life insurance policies, wherein the Company is the beneficiary. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. The total face value of related life insurance policies was approximately $13,000,000 at December 31, 2000.

(9)  CREDIT FACILITY AND DEBT OBLIGATIONS
     ------------------------------------

     Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided for an initial advance of $4,000,000, which was made to the Company on January 3, 2001. The Credit Agreement also provides for acquisition loans up to an aggregate of an additional $14,000,000. In March 2001, the Company made a $4,250,000 draw against the acquisition loan related to the purchase of PSMI (see Note 17). Additionally, the Credit Agreement provides for letters-of-credit up to $2,000,000. In January 2001, the Company replaced an existing letter-of-credit for $750,000 with a letter-of-credit under the Credit Agreement. In March 2001, the Company issued an additional $1,000,000 letter-of-credit in connection with the purchase of PSMI. This left $8,000,000 available under the line for future acquisitions.

     Interest under the Credit Agreement is payable monthly in arrears at prime plus 1% or at LIBOR plus 3.50%, as specified by the Company at the date of the advance, for both the initial advance and acquisition loans. The initial advance of $4,000,000 is payable in 42 equal monthly installments of principal and interest, beginning in February 2003.

     Acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after said acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, in January 2003.

     The Credit Agreement is secured by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants. The financial covenants include a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. The first date at which compliance with these covenants will be tested is March 31, 2001.

     In August 2000, the Company issued a convertible note for $955,000 which bore interest at the rate of 9% per annum with all principal and interest due on the earlier of December 31, 2000 or the closing of the acquisition of TEAM America Corporation. Prior to December 31, 2000, the holder of the note converted the note and all accrued but unpaid interest into 349,500 shares of common stock of the Company.

     The holder of the convertible note was also issued a warrant to purchase up to 13,401 shares of common stock at $7.09 per share, which was the then estimated fair market value of the stock. The warrant was exercisable for one year from the date of issuance. The fair value of the warrant was estimated to be $100,000 at the date of grant. The warrant was exchanged for stock in 2000.

     At December 31, 2000, the Company had standby letters-of-credit in the aggregate of $950,000. The letters-of-credit expire through February 2001, and collateralize the Company's workers' compensation programs. The Company incurred debt issuance costs of approximately $60,000 related to the credit agreement, which are being amortized over the term of the Credit Agreement.

(10) EMPLOYEE BENEFIT PROGRAMS
     -------------------------

     The following plans were assumed as part of the acquisition of TEAM
     America:

     CAFETERIA PLANS

     The Company sponsors Section 125 cafeteria plans that include a fully insured health, dental, vision and prescription card program. The plans are offered to full-time employees. Entrance to the plan is the first day of the month following thirty days of service.

     401(k) RETIREMENT PLANS

     The Company sponsors 401(k) retirement plans that cover all full-time employees. Entrance to the plan is the first day of the month following ninety days of service. The plans did not provide for Company contributions in 2000.

     OTHER PROGRAMS

     Other available employee benefit programs include health, life, accidental death and dismemberment insurance, disability insurance, and medical and dependent care reimbursement programs. Benefits under such programs are funded by the Company's employees and clients.

(11) STOCK OPTION PLANS
     ------------------

     The Company established the 2000 Stock Plan in January 2000, and assumed the TEAM America Corporation Incentive Stock Plan upon acquisition of TEAM America Corporation. The TEAM America Corporation Stock Plan was established on December 10, 1996. These plans are collectively referred to as "the Plans." The Plans provide for the granting, at the discretion of the Board of Directors of: (a) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, to employees, officers and directors and (b) options not intended to so qualify to employees, officers, consultants and directors. The total number of shares of common stock for which options may be granted under the Plans is 1,775,256. At December 31, 2000, approximately 326,000 shares remain available for future grants.

     Options granted to employees and officers generally vest 20% per year over five years; options granted to directors fully vest after one year. Options generally have a ten-year exercise period and are issued with an exercise price equal to the fair market value of Company common stock on the date of grant.

     The Company has granted non-qualified options in connection with acquisitions and employment agreements with key executives of the acquired businesses and to officers and key employees of the Company. During 2000, non-qualified options were granted to employees under the Plans to purchase shares at $0.47, which was below the fair market value at the date of grant. At December 31, 2000, in connection with these grants, compensation expense of $7,000 had been recorded as compensation expense and $28,000 remained to be amortized over the remaining vesting period. Also during 2000, non-qualified options were granted to an officer of the Company to purchase up to 600,000 shares at $3.875, which was below the fair market value at the date of grant. The options vested upon grant. The $675,000 difference between the grant price and the fair market value was recorded as compensation expense.

     Activity under the Company's stock option plans is summarized as follows:


                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                 NUMBER OF                      EXERCISABLE
                                                  SHARES      EXERCISABLE          PRICE
                                               -----------    -----------      ------------
Options granted                                  880,674        721,693        $   4.33
Options exercised                                   --             --          $    --
Options cancelled/surrendered                   (104,418)          --          $   8.17
Options assumed in acquisition                 1,274,516        667,402        $   7.31
                                              ----------     ----------        --------
       Outstanding December 31, 2000           2,050,772      1,389,095        $   5.99
                                              ==========     ==========        ========


     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:


                                                                                               EXERCISABLE AT
                                                                        EXPIRATION DATES        DECEMBER 31,
                    EXERCISE PRICE RANGE          NUMBER OF SHARES            RANGE                 2000
                    --------------------          ----------------      ----------------       --------------
                    $11.00 to $11.375                      9,000         01/08 to 05/08               3,600
                    $10.00 to $10.50                     356,734         10/07 to 01/08             207,880
                    $9.45                                 33,466         05/05 to 07/05                   -
                    $8.50 to $9.35                       218,282              09/07                 146,322
                    $5.375                                97,500              12/08                  39,000
                    $4.00 to $4.785                      593,000         05/09 to 12/10             270,600
                    $3.875                               600,000              12/10                 600,000
                    $2.360                               132,274              12/05                 121,693
                    $0.470                                10,516              02/05                    -
                                                      ----------                                  ---------
                                                       2,050,772                                  1,389,095
                                                      ==========                                  =========


     At December 31, 2000, the weighted average remaining contractual life of all options outstanding under the Plans was approximately 8.8 years.

(12) RELATED PARTY TRANSACTIONS
     --------------------------

     The Company has clients which are owned by officers of the Company or members of the Board of Directors. The Company also has paid professional fees, office rent and other services to entities owned or controlled by officers or members of the Board of Directors.

     The Company had accounts payable of $33,000 and $195,000 to such parties at December 31, 2000 and 1999, respectively.

     Officers of the Company are trustees of the Company's 401(k) plans.

     In 1999, a stockholder made a loan of $500,000 to the Company, which accrued interest at 9% per annum. In relation to the loan, the Company issued a warrant to the stockholder to acquire up to 50,000 shares of the Company's stock at no cost. Interest expense of $61,000 was recorded for the year-ended December 31, 1999 in connection with the warrant. In March 2000, the Company paid $277,000 of cash to the stockholder, issued approximately 116,000 shares of its common stock valued at approximately $3.80 per share in exchange for the note and the warrant, and recorded interest expense of $127,000.

     In 1999, a stockholder made a demand loan to the Company. In March 2000, as additional consideration for the loan, the Company issued two warrants to acquire up to 16,000 shares of common stock at a price of $3.80 per share, which were exercisable within a ten-year period. In July 2000, the Company issued at no cost 2,400 shares of its common stock valued at approximately $7.10 per share in exchange for one warrant to purchase 4,000 shares. In December 2000, the Company issued at no cost 7,300 shares of its common stock valued at approximately $7.10 per share in exchange for the other warrant for the remaining 12,000 shares. For the year-ended December 31, 2000, the Company had recorded interest expense of $34,500 for the conversion of these two warrants.

     During the year ended December 31, 2000, the Company recorded interest expense of $56,687 to provide for the cost of the conversion of the warrant for 4,000 shares and the eventual conversion of the warrant for the remaining 12,000 shares of common stock.

     Certain officers and members of the Board of Directors of the Company are stockholders or principals of firms from which the Company contracted for legal services, and of TEAM America Corporation which provided the co-employment of essentially all the staff of the Company during both 2000 and 1999. During the year ended December 31, 2000 and the period from inception, July 8, 1999, through December 31, 1999, the Company incurred charges for legal services of $46,000 and $137,000, respectively and staff leasing of $3,785,000 and $539,000, respectively to such related firms. At December 31, 1999, the Company had accounts payable totaling $194,880 owed to a related company for legal services.

     The Company has an account receivable of $117,000 from a partnership, which is partially owned by an officer of the Company.

(13) INCOME TAXES
     ------------

     Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. No provision for income taxes for the year ended December 31, 2000 and the period ended December 31, 1999 has been provided due to operating losses in both periods. Deferred tax assets and liabilities which includes the balance sheet account of TEAM America are as follows (000's omitted):


                                                                                   2000            1999
                                                                              ------------    ------------
        Deferred income tax assets (liabilities):
           Deferred compensation                                               $      239     $         -
           Depreciation and amortization                                               77               -
           Other                                                                      289               -
           Net operating loss carryforward                                          2,969             420
                                                                              ------------    ------------
             Total long-term deferred tax asset, net                                3,574             420
             Valuation allowance                                                   (3,325)           (420)
                                                                              ------------    ------------
           Total long-term deferred tax assets                                 $      249     $         -
                                                                              ============    ============

           Accrued vacation                                                   $        69     $         5
           Accrued self-insurance                                                     140               -
           Allowance for doubtful accounts                                             80               -
           Other accrued liabilities                                                  555               -
                                                                              ------------    ------------
             Total short-term deferred tax assets                                     844               5
             Valuation allowance                                                     (424)             (5)
                                                                              ------------    ------------
           Total short-term deferred tax assets, net                           $      420     $         -
                                                                              ============    ============


     The Company has considered the realizability of its deferred tax assets and liabilities and has recorded valuation allowances, as appropriate, to reduce its deferred tax assets to an amount which, in the opinion of management, is more likely than not to be realized. At December 31, 2000, the Company has net operating loss carryforwards available for federal tax purposes of approximately $7,400,000, which begin to expire in 2019.

     The following table reconciles the statutory federal tax rate to the Company's effective tax rate:


                                                                 2000           %               1999             %
                                                         ---------------  --------------  --------------  --------------
          Tax benefit - federal                               $ (3,229)       (34%)          $ (426)           (34%)
          State tax benefit, net of federal benefit               (570)        (6%)             (75)            (6%)
          Permanent differences, net                                 50         1%               76              6%
          Valuation allowance                                     3,749        39%              425             34%
                                                         ---------------  --------------  --------------  --------------
                 Tax provision                               $     -            0%           $   -                0%
                                                         ===============  ==============  ==============  ==============


(14) STOCK OPTION COMPENSATION
     -------------------------

     The Company accounts for stock options according to APB No. 25 (Accounting for Stock Issued to Employees), under which no compensation expense has been recognized at the time of grant if the strike price is at the then fair market value. Had compensation cost for the Company's stock options been determined based on fair values at the grant date consistent with SFAS. No. 123 (Accounting for Stock Based Compensation), the Company's net loss and diluted loss per share for 2000 would have been increased to the pro forma amounts of ($10,983,000) and ($3.90). For 1999, the pro forma amounts would not have been materially different from the reported net loss and diluted loss per share. The fair values of the options granted are estimated on the date of grant using the Black-Scholes option pricing model with assumptions of a risk-free interest rate of 4.8%, expected lives of 10 years and expected volatility of 23%. The weighted average fair values of options granted in 2000 was $1.47.

(15) RESTRUCTURING CHANGES
     ---------------------

     During the last quarter of 2000, the Company began to restructure in contemplation of its acquisition of TEAM America Corporation. The primary purpose of this restructuring was to position the Company to focus on the opportunities to be derived from integrating the Company's internet technology with TEAM America Corporation's PEO business and the opportunities for cross-promotion between TEAM America Corporation's client and worksite employee base and the Company's online business center. As a result of this shift, certain assets utilized in the online business segment were determined to be impaired. Additionally, certain exit costs were accrued related to leased office space no longer being utilized, employee severance, and costs to break contractual agreements with vendors. A summary of expenses included in the restructuring costs line item of the consolidated statements of operations are as follows (000's omitted):

                  Write-down of impaired assets                 $  477
                  Employee severance benefits                       49
                  Costs to exit contractual agreements             100
                  Abandoned leases                                  28
                                                                -------
                         Total                                  $  654
                                                                =======

(16) CONTINGENCIES
     -------------

     The Internal Revenue Service ("IRS") has been conducting a Market Segment Study since 1994, focusing on selected PEOs (not including the Company), in order to examine the relationships among PEOs, worksite employees and owners of client companies. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof and the IRS has not publicly released any information regarding the study to date. In addition, TEAM America's 401(k) retirement plan (the "Plan") was audited for the year ended December 31, 1992, and, as part of that audit the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum ("TAM") regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes.

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

     The Company is unable to predict the timing or nature of the findings of the Market Segment Study, the timing or conclusions of the TAM, and the ultimate outcome of such conclusions or findings. The Company is also unable to predict the impact, if any, that the foregoing could have on the Company's administrative expenses, and the Company's resulting exposure.

     The Company has ongoing litigation matters pertaining to worksite employees and other legal matters which have arisen in the ordinary course of business for which the Company provides reserves for as deemed necessary. Management believes these claims will not have a material adverse effect on the results of operations or financial condition of the Company.

(17) SUBSEQUENT EVENT
     ----------------

     In March 2001, the Company acquired substantially all of the assets of Professional Staff Management, Inc. (PSMI), a Utah corporation. The acquisition will be accounted for under the purchase method of accounting. The purchase price of $6,750,000 for PSMI included cash of $4,250,000, 74,074 shares of common stock of TEAM Mucho, Inc., with an agreed upon fair market value of $500,000 at the date of the acquisition and preferred stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     Set forth below are the names, ages and past and present positions of the persons serving as our Directors:


      NAME                  AGE          DIRECTOR SINCE       PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS
      ----                  ---          --------------       --------------------------------------------
S. Cash Nickerson           41                2000            Chairman and Chief Executive Officer of the
                                                              Corporation since December 2000; Chairman and
                                                              Chief Executive officer of Mucho.com, Inc. since
                                                              1999; Member of the board of directors of the
                                                              corporation from 1997 to 1999; partner in the law
                                                              firm of Strauss Nickerson LLP from 1998 to 2000;
                                                              and from 1995 to 1997, Mr. Nickerson was the
                                                              President and founder of Workforce Strategies,
                                                              Inc. which was sold to TEAM America Corporation
                                                              in 1997.

Kevin T. Costello           51                1992            Chief Operating Officer of the Corporation since
                                                              December 2000; Chief Executive Officer of the
                                                              Corporation from 1999 to 2000; President of the
                                                              Corporation since 1998; Senior Vice President of
                                                              Operations and Chief Operating Officer of the
                                                              Corporation from 1993 to 1998; Vice President of
                                                              Sales and Marketing of the Corporation from 1991
                                                              to 1993.

Jose C. Blanco              44                2000            Chief Financial Officer of the Corporation since
                                                              December 2000; Chief Financial Officer of
                                                              Mucho.com, Inc. since July 1999.  Assistant
                                                              Professor of Finance in the MBA and Executive MBA
                                                              programs at St. Mary's College, Moraga,
                                                              California since September 1996.  From September
                                                              1994 to September 1996, Mr. Blanco attended Utah
                                                              State University, where he received a Ph.D. with
                                                              a focus in Econometrics, Applied Microeconomics
                                                              and Finance.

Jay R. Strauss              56                2000            Chief Legal Officer and Vice President of the
                                                              Corporation since December 2000.  Chief Legal
                                                              Officer and director of Mucho.com Inc. from July
                                                              1999 until December 2000.   Partner in the law
                                                              firm of Strauss Nickerson LLP from August 1998 to
                                                              July 2000.  Practiced law with the firm of Foley,
                                                              McIntosh, Frey, Claytor and Strauss from 1990 to
                                                              August 1998.

William W. Johnston         55                1990            Secretary of the Corporation from 1990 to January
                                                              2001; outside general counsel to the Corporation
                                                              since 1989.


Crystal Faulkner            40                1997            Principal in the accounting firm of Cooney,
                                                              Faulkner & Stevens, LLC since 1999.  Principal in
                                                              the accounting firm of Rippe & Kingston,
                                                              Cincinnati, Ohio from 1991 to 1999.


Daniel J. Jessee            48                2000            Principal of Stonehenge Financial Holdings, a
                                                              private investing group headquartered in
                                                              Columbus, Ohio since August 1998.  Senior Manager
                                                              Corporate Finance for Banc One Capital
                                                              Corporation from August 1991 to August 1998.

Joseph Mancuso              59                2000            Chief Executive Officer of the CEO Club, Inc. and
                                                              of the Center for Entrepreneurial Management,
                                                              Inc. since 1977.  Chairman of the Management
                                                              Department at Worcester Polytechnic Institute in
                                                              Massachusetts since 1978.

Lawrence A. McLernon        62                2000            Executive Vice President of Dynergy Inc. and
                                                              Chief Executive Officer and President of Dynegy
                                                              Global Communications.  Chairman, President and
                                                              Chief Executive Officer of Extant, Inc., from
                                                              September 1998 to September 2000.  Chairman of
                                                              Rummler-Brache Group, Ltd. from January 1996 to
                                                              December 1998.

M. R. Swartz                62                1991            Business Manager for Delaware Bible Church in
                                                              Delaware, Ohio since 1998.  Former owner,
                                                              operator of a restaurant located in Delaware,
                                                              Ohio.

Michael H. Thomas           51                2000            Principal of Stonehenge Partners, Inc. a private
                                                              equity group based in Columbus, Ohio since August
                                                              1999. Business consultant specializing in
                                                              investments mergers and acquisitions from January
                                                              1998 to July 1999.  Executive Vice President and
                                                              Treasurer of JMAC, Inc., a private holding
                                                              company, from 1980 to 1998.


MEETINGS, COMMITTEES, AND COMPENSATION OF THE BOARD OF DIRECTORS

     A total of 18 meetings of the Directors of the Corporation were held during fiscal 2000. Each of the Directors attended 75% or more of the meetings of the Directors held while the respective director was in office.

     The Corporation has an Audit Committee and a Compensation Committee. Both such committees were formed by the Board of Directors at its first meeting following the completion of the Corporation's initial public offering in December 1996.

     Audit Committee. The Audit Committee, which consists of Messrs. Swartz and Mancuso and Ms. Faulkner is charged with the responsibility of reviewing such financial information (both external and internal) about the Corporation and its subsidiaries, so as to assure (i) that the overall audit coverage of the Corporation and its subsidiaries is satisfactory and appropriate to protect the shareholders from undue risks and (ii) that an adequate system of internal financial control has been implemented throughout the Corporation and is being effectively followed. The Board of Directors adopted a written charter for the Audit Committee on June 8, 2000. The Audit Committee met once in fiscal 2000.

     Compensation Committee. The Compensation Committee, which consists of Messrs. McLernon, Swartz and Mancuso, considers and formulates recommendations to the Board with respect to all aspects of compensation to be paid to the executive officers of the Corporation subject to the provisions of the applicable employment agreements, undertakes such evaluations and makes such reports as are required by then applicable rules of the Securities and Exchange Commission and performs and exercises such other duties and powers as shall from time to time be designated by action of the Board of Directors. The Compensation Committee met once during fiscal 2000.

     In connection with the initial public offering of the Corporation's Common Stock in December 1996, the Corporation granted to each non-employee Director, including William W. Johnston, Crystal Faulkner and Ray Swartz, an option to purchase 5,000 shares of Common Stock at $12.00 per share, subject to vesting on December 9, 1997. These options are subject to the terms and conditions of the Corporation's 1996 Incentive Stock Plan. On September 3, 1997, the options issued in December 1996 were cancelled and replaced with options to purchase 5,000 shares of Common Stock at $8.50 per share. In addition, Mr. Johnston was granted an option to acquire 18,400 shares of Common Stock at $8.50 per share. These options expire September 2, 2007.

     On June 8, 2000, Messrs. Johnston and Swartz and Ms Faulkner each received 20,000 options at $4.00 per share vesting on June 7, 2001, and expiring on June 7, 2010.

     Non-employee Directors receive $1,000 for each Board of Directors meeting attended, plus out-of-pocket expenses incurred in connection with attending meetings. Directors who are employees do not receive any separate compensation for their services as Directors.

EXECUTIVE OFFICERS

     The following table and biographies set forth information concerning our executive officers, who are elected by the Board of Directors:


NAME                                     AGE                       POSITION
- ----                                     ---                       --------
S. Cash Nickerson....................    41        Chairman and Chief Executive Officer

Kevin T. Costello....................    51        President, Chief Operating Officer and a Director

Jose C. Blanco.......................    44        Chief Financial Officer, Treasurer and a Director

Jay R. Strauss.......................    56        Chief Legal Officer, Vice President, Secretary and a Director

Thomas Gerlacher.....................    58        Chief Accounting Officer

William W. Johnston..................    55        Assistant Secretary and Director


     The backgrounds of each of Messrs. Nickerson, Costello, Blanco, Strauss and Johnston are set forth above.

     Thomas Gerlacher has been Chief Accounting Officer of the Corporation since December 2000. Mr. Gerlacher was Vice President of Finance, Treasurer and Chief Financial Officer of the Corporation from March 2000 to December 2000. Mr. Gerlacher was Vice President of Finance for United Magazine Company from July 1998 to February 1999 and Chief Financial Officer of United Magazine Company from December 1993 to July 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Corporation's Directors and executive officers, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 and 5), of shares of Common Stock of the Corporation with the Securities and Exchange Commission. Executive officers, Directors and greater than ten-percent shareholders are required to furnish the Corporation with copies of all such forms they file.

     To the Corporation's knowledge, based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to its executive officers, Directors and greater than ten-percent shareholders were complied with in fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the annual and long-term compensation of the chief executive officer of the Corporation and the other executive officers (together, the "Named Executives"), whose total salary and bonus for the last completed fiscal year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                    ANNUAL COMPENSATION               COMPENSATION
                                                    -------------------                  AWARDS
                                                                                       SECURITIES          ALL OTHER
                                                                                       UNDERLYING        COMPENSATION
   NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)         BONUS ($)         OPTIONS (#)           ($) (1)
   ---------------------------          ----     ----------         ---------         -----------        -------------
S. Cash Nickerson, Chairman and         2000    $     --          $      --                 --               $   --
Chief Executive                         1999    $     --          $      --                 --               $   --
Officer(2)........................      1998    $100,000          $      --                 --               $6,195


Kevin T. Costello, President and        2000    $378,478(3)       $ 135,000            850,000               $9,210
Chief Operating                         1999    $351,550(3)       $  63,000                 --               $8,703
Officer(3)........................      1998    $308,752(3)       $      --             50,000               $8,587


Thomas Gerlacher, Chief                 2000    $ 96,619          $  22,500             70,000               $7,849
Accounting Officer.............         1999    $     --          $      --                 --               $   --
                                        1998    $     --          $      --                 --               $   --

(1) Represents health care insurance premiums paid by the Corporation for the benefit of the indicated Named Executive Officer and the compensatory value of a company provided car.

(2) Mr. Nickerson was elected Chief Executive Officer on December 28, 2000. Mr. Nickerson earned $0 in 1999, and $100,000 in 1998 while employed by us as the President of TEAM America of California, Inc.

(3) Includes commissions in the amounts of $143,116 in 2000, $134,704 in 1999, and $115,620 in 1998 paid to Mr. Costello.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options granted during fiscal 2000 to the Named Executives.


                               INDIVIDUAL GRANTS
                         ----------------------------
                                        PERCENTAGE
                                          OF TOTAL                                            POTENTIAL
                                          OPTIONS                                          REALIZABLE VALUE AT
                         NUMBER         GRANTED TO        EXERCISE                        ASSUMED ANNUAL RATES
                           OF            EMPLOYEES          PRICE                             OF STOCK PRICE
                         OPTIONS         IN FISCAL           PER           EXPIRATION         APPRECIATION
NAME                     GRANTED            2000           SHARE              DATE        FOR OPTION TERM(1)(2)
- ----                     -------        ------------      --------         -----------    ---------------------
                                                                                          5%($)           10%($)
                                                                                          -----           ------
Kevin T. Costello        125,000           11.3%          $4.000             05/17/10     $   314,447     $   796,871
                         125,000           11.3%          $4.785             12/13/10     $   376,158     $   953,257
                         600,000           54.1%          $3.875             12/27/10     $ 1,462,180     $ 3,705,451

Thomas Gerlacher          30,000            2.7%          $4.000             05/17/10     $    75,467     $   191,249
                          40,000            3.6%          $4.785             12/13/10     $   120,370     $   305,042

- ---------------------

(1) The dollar amounts in these columns are the product of (a) the difference between (1) the product of the per share market price at the date of the grant and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded over the term of the option (ten years) and (2) the per share exercise price and (b) the number of shares underlying the grant.

(2) The appreciation rates stated are arbitrarily assumed, and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value which may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether such an increase will be realized will depend not only on the efforts of the recipient of the option, but also upon conditions in the Corporation's industry and market area, competition, and economic conditions, over which the optionee may have little or no control.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning the value of unexercised stock options held as of December 31, 2000 by the Named Executives:


                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                         OPTIONS AT FISCAL YEAR-END (#)    AT FISCAL YEAR-END ($)(2)
                                    SHARES     VALUE     ------------------------------    -------------------------
                                 ACQUIRED ON  REALIZED
                                 EXERCISE(#)  ($)(1)      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                ------------  --------    -----------    -------------    -----------    -------------
S. Cash Nickerson................      0       0                 0              0         $         0     $        0
Kevin T. Costello ...............      0       0           695,000        330,000         $   712,500     $  167,500
Thomas Gerlacher.................      0       0             6,000         64,000         $     6,375     $   36,600

(1) Represents the difference between the per share fair market value on the date of exercise and the per share option exercise price, multiplied by the number of shares to which the exercise relates. There were no shares exercised during 2000.

(2) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value at year end of $5.0625. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

AGREEMENTS WITH KEY EMPLOYEES

     Mr. Costello has executed an employment agreement with us pursuant to which he has agreed to serve as our President and Chief Executive Officer for a period of three years and, unless terminated in accordance with the provisions therein, on the first day of each month that the agreement is in effect, the remaining term thereof will be automatically extended for one additional month. Under the terms of the agreement, Mr. Costello receives an annual base salary, which was $235,362 in 2000, plus incentive compensation in an amount determined by our compensation committee based upon various factors including our results of operations and financial condition and Mr. Costello's performance during the relevant period. In addition to such base salary and incentive compensation, Mr. Costello may receive commissions on sales to clients for which he is responsible pursuant to terms and conditions determined by our compensation committee. In the event Mr. Costello's employment is terminated for cause, we will pay Mr. Costello the compensation and benefits due under his employment agreement through the date of such termination. Mr. Costello's employment agreement contains certain noncompetition and non-solicitation provisions which prohibit him from competing with us during his employment and for a period of one year after termination of his employment.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Common Stock as of March 26, 2001, by each person known by the Corporation to own beneficially more than five percent of the Corporation's outstanding Common Stock, by each Nominee and Continuing Director, by each executive officer named in the Summary Compensation table contained in "Executive Compensation," and by all directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by him or her.


                                                                                                              PERCENT
                                                                                                             OF SHARES
NAME AND ADDRESS OF                                                              SHARES BENEFICIALLY        BENEFICIALLY
BENEFICIAL OWNER (1)                                                           OWNED AT MARCH 26, 2001        OWNED(2)
- --------------------                                                           -----------------------      ------------
S. Cash Nickerson......................................................                2,023,683   (3)       25.09%
Kevin T. Costello......................................................                1,333,100   (4)       16.53%
Jose C. Blanco.........................................................                  190,475   (5)        2.36%
Jay R. Strauss.........................................................                  195,003   (6)        2.42%
Thomas L. Gerlacher....................................................                    6,000   (7)           *
Joseph Mancuso.........................................................                   52,908   (8)           *
Crystal Faulkner.......................................................                    5,000   (9)           *
William W. Johnston....................................................                   16,400  (10)           *
M. R. Swartz...........................................................                    5,000  (11)           *
Daniel J. Jessee.......................................................                        0                 --
Michael H. Thomas......................................................                        0                 --
Lawrence A. McLernon...................................................                        0                 --
Stonehenge Opportunity Fund LLC........................................                2,674,074  (12)       33.15%
Forrest Note Trust.....................................................                  456,030              5.65%
All Directors and Executive Officers as a group (12 Persons)...........                3,827,209  (13)       47.45%

*    Represents less than 1% of our outstanding shares of common stock.

(1) The address of each of the directors and officers listed in the table is 110 East Wilson Bridge Road, Worthington, Ohio 43085. The address for Stonehenge Opportunity Fund LLC is 191 W. Nationwide Boulevard Columbus, Ohio 43215. The Address for the Forrest Note Trust is 3390 Mt. Diablo Boulevard, Lafayette, California 94549

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares. "Percent of Shares Beneficially Owned" is calculated on the basis of the number of shares outstanding on March 26, 2001, or 8,066,288 shares, plus the number of shares a person has the right to acquire within 60 days of March 26, 2001.

(3)  Includes shares held in street name and escrow shares.

(4)  Includes 280,900 shares owned of record by Mr. Costello and his wife, Anne
     M. Costello, as joint tenants, of which Mr. Costello shares with his wife voting and investment power. Also includes 232,200 shares, which Mr. Costello has a right to vote and dispose as general partner of TEAM Partners LP, a limited partnership. Also includes 820,000 shares as to which Mr. Costello has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days.

(5) Includes 95,238 shares as to which Mr. Blanco has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(6) Includes 26,455 shares as to which Mr. Strauss has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(7) Includes 6,000 shares as to which Mr. Gerlacher has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(8)  Includes 52,908 shares as to which Mr. Mancuso is custodian under UTMA.

(9) Includes 5,000 shares as to which Ms. Faulkner has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(10) Includes 16,040 shares as to which Mr. Johnston has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(11) Includes 5,000 shares as to which Mr. Swartz has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of March 26, 2001.

(12) Includes 1,037,037 shares as to which Stonehenge Opportunity Fund LLC has the right to acquire beneficial ownership upon the exercise of stock warrants exercisable within 60 days of March 26, 2001. Also includes 1,037,037 shares issuable upon conversion of preferred stock.

(13) Includes 973,733 shares available from the exercise of stock options exercisable with 60 days of March 26, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Nickerson is our Chairman and Chief Executive Officer. Mr. Strauss is our Secretary. Ms. Faulkner and Mr. Swartz are not employees of the Corporation. Mr. Nickerson was paid as an employee of a subsidiary until August 1, 1998 and from that date until September 2000 had provided legal services to TEAM America. During fiscal 2000, Mr. Johnston received fees for legal services provided to TEAM America in the amount of $156,000. Ms. Faulkner received fees for accounting services provided to TEAM America in the amount of $104,000 in fiscal 2000.

     Mr. Johnston has entered into our standard client agreement pursuant to which he is both our client and worksite employee. We have provided, and expect to continue to provide, professional employer organization services to Mr. Johnston upon terms and conditions no more favorable than those generally provided to our other clients.

TRANSACTIONS BETWEEN EXECUTIVE OFFICERS AND THE CORPORATION

     Effective December 28, 2000, TEAM Merger Corporation, a wholly owned subsidiary of TEAM America Corporation merged with and into Mucho.com, Inc. This merger effectively merged Mucho.com, Inc. with TEAM America Corporation. Each of Messrs. Nickerson, Blanco and Strauss were directors and officers of Mucho.com, Inc. In 2000, TEAM America Corporation paid $90,000 to a law firm in which Mr. Nickerson and Mr. Strauss were partners.

Report of Independent Public Accountants
- ----------------------------------------



To the Board of Directors of
     TEAM MUCHO, INC. AND SUBSIDIARIES:


We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of TEAM Mucho, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 27, 2001. Our audit was made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Columbus, Ohio,
   March 27, 2001.

TEAM MUCHO, INC. AND SUBSIDIARIES


Valuation and Qualifying Accounts
As of December 31, 2000
- -----------------------------------------------------------------------------------------------------

                                        BEGINNING                   OTHER                     ENDING
                                         BALANCE      ADDITIONS    ADDITIONS    DEDUCTIONS    BALANCE
                                        ---------     ---------    ---------    ----------    -------
December 31, 2000
   Allowance for doubtful accounts
     Accounts receivable - trade         $  --         $    --     $200,000(1)   $  --        $200,000


   Restructuring reserve
     Other accrued expenses                 --          654,462          --         --         654,462

(1) Other additions represent allowance for doubtful accounts originating from the acquisition of TEAM America.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are included in this annual report on form 10-K:

     (1) The following financial statements of the Company are included in Item 8 of this report:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for the year ended December 31, 2000 and the Period from Inception (July 8, 1999) to December 31, 1999.

          Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000 and the Period from Inception (July 8, 1999) to December 31, 1999.

          Consolidated Statements of Cash Flows for the year ended December 31, 2000 and the Period from Inception (July 8, 1999) to December 31, 1999.

          Notes to Consolidated Financial Statements December 31, 2000 and 1999

     (2) The following financial statement schedules for the Company are filed as part of this report:

          Report of Independent Public Accountants on Financial Statement Schedule.

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

     (3)  Exhibits:

EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------

2.1 Agreement and Plan of Merger, dated as of June 16, 2000, among the Company, TEAM Merger Corporation and Mucho.com, Inc. (Attached as Appendix A to the Registration Statement on Form S-4, Reg. No. 333-43630, filed with the Securities and Exchange Commission on November 27, 2000 and incorporated herein by reference.)

3.1 Second Amended and Restated Articles of Incorporation of the Company (Attached as Appendix D to the Registration Statement on Form S-4, Reg. No. 333-43630, filed with the Securities and Exchange Commission on November 27, 2000, and incorporated herein by reference.)

3.2 Second Amended and Restated Code of Regulations of the Company (Attached as Appendix E to the Registration Statement on Form S-4, Reg. No. 333-43630, filed with the Securities and Exchange Commission on November 27, 2000, and incorporated herein by reference.)

*10.1 Company's 1996 Incentive Stock Plan (Attached as Exhibit 10.1 to the Registration Statement on Form S-1, as amended, Reg. No. 333-13913, and incorporated herein by reference.)

*10.2          Executive employment agreement between the Company and Mr. Kevin
               T. Costello (Attached as Exhibit 10.2 to the Annual Report on Form 10-K, File No.0-21533, filed with the Securities and Exchange Commission on April 14, 2000, and incorporated herein by reference.)

10.3 Lease for Cascade Corporate Center dated June 22, 1990 between EastGroup Properties and the Company, as amended (Attached as Exhibit 10.4 to the Registration Statement on Form S-1, as amended, Reg. No. 333-13913, and incorporated herein by reference)

10.4 Voting Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC, Provident Financial Group, Inc., S. Cash Nickerson, Kevin T. Costello, Jose
               C. Blanco and Jay R. Strauss

10.5 Securities Purchase Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC and Provident Financial Group, Inc.

10.6 Credit Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc. and Mucho.com, Inc. and The Provident Bank

10.7 Registration Rights Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC and The Provident Bank

10.8           Company's 2000 Stock Option Plan

21.1           Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

24.1           Power of Attorney


- -------------------------

*        Management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K

     We filed the following Current Reports on Form 8-K since September 30,
     2000:

     (i) Current Report on Form 8-K, dated December 28, 2000, filed with the Securities and Exchange Commission on December 29, 2000 (Items 5 and
          7);

     (ii) Current Report on Form 8-K, dated December 28, 2000, filed with the Securities and Exchange Commission on January 12, 2001 (Items 2 and
          7);

    (iii) Current Report on Form 8-K/A No. 1, dated December 28, 2000, filed with the Securities and Exchange Commission on March 13, 2001 (Items 2 and 7); and

     (iv) Current Report on Form 8-K, dated March 13, 2001, filed with the Securities and Exchange Commission on March 28, 2001 (Items 5 and 7).

(c)  Exhibits

     The exhibits to this report follow the Signature Page

(d)  Financial Statement Schedules

     The financial statement schedule and the independent auditors' report thereon are included in Exhibit 99 to this Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TEAM MUCHO, INC.


Date: March 30, 2001                By: /s/ S. CASH NICKERSON
                                        ---------------------------------------
                                        S. Cash Nickerson, Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                                             DATE
- ---------                                   -----                                                             ----
/s/ S. CASH NICKERSON                       Chairman and Chief Executive Officer                          March 30, 2001
- -----------------------------------         (Principal Executive Officer)
S. Cash Nickerson

/s/ KEVIN T. COSTELLO                       Vice Chairman, President and Chief Operating Officer          March 30, 2001
- -----------------------------------
Kevin T. Costello

/s/ JOSE  C.  BLANCO                        Chief Financial Officer, Treasurer and Director               March 30, 2001
- -----------------------------------         (Principal Financial Officer)
Jose C. Blanco

/s/ THOMAS GERLACHER                        Chief Accounting Officer                                      March 30, 2001
- -----------------------------------         (Principal Financial Officer)
Thomas Gerlacher

/s/ CRYSTAL FAULKNER                        Director                                                      March 30, 2001
- -----------------------------------
Crystal Faulkner

/s/ DANIEL JESSEE                           Director                                                      March 30, 2001
- -----------------------------------
Daniel Jessee

/s/ WILLIAM W. JOHNSTON                     Director                                                      March 30, 2001
- -----------------------------------
William W. Johnston

/s/ JOSEPH MANCUSO                          Director                                                      March 30, 2001
- -----------------------------------
Joseph Mancuso

/s/ LAWRENCE  A. MCLERNAN                   Director                                                      March 30, 2001
- -----------------------------------
Lawrence A. McLernan

/s/ JAY R. STRAUSS                          Chief Legal Officer and Director                              March 30, 2001
- -----------------------------------
Jay R. Strauss

/s/ M. R. SWARTZ                            Director                                                      March 30, 2001
- -----------------------------------
M. R. Swartz

/s/ MICHAEL H. THOMAS                       Director                                                      March 30, 2001
- -----------------------------------
Michael H. Thomas

*By: /s/ S. CASH NICKERSON
     -----------------------------------
     S. Cash Nickerson, attorney-in-fact
     for each of the persons indicated