Form 10-Q
period 2001-03-31
TEAM MUCHO INC
filed 2001-05-15
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-21533

                                TEAM MUCHO, INC.
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

                                 Yes [X] No [ ]

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MARCH 31, 2001 WAS 9,677,632.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                    No.
Item 1.   Financial Statements:
   Condensed Consolidated Balance Sheets - March 31, 2001 (unaudited)
   and December 31, 2000 .....................................................................................       2

   Condensed Consolidated Statements of Operations -- Three-month periods
   ended March 31, 2001 (unaudited) and 2000 (unaudited)......................................................       4

   Condensed Consolidated Statements of Cash Flows - Three-month periods
   ended March 31, 2001 (unaudited) and 2000 (unaudited)......................................................       5

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Three-month
   period ended March 31, 2001 (unaudited)....................................................................       7

   Notes to Condensed Consolidated Financial Statements.......................................................       8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............      11


                                            PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................      14

Signature.....................................................................................................      15



Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

                              TEAM MUCHO, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                       (000'S OMITTED)

                                                                                                MARCH 31,        DECEMBER 31,
                                                                                                   2001              2000
                                                                                              ---------------    --------------
                                                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS:

Cash                                                                                                $  2,247          $ 10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $200 and $200, respectively                     1,901             1,978
      Unbilled revenues                                                                               12,683             8,792
      Other receivables                                                                                1,407             1,461
                                                                                              ---------------    --------------
         Total receivables                                                                            15,991            12,231
                                                                                              ---------------    --------------
   Prepaid expenses                                                                                      678               332
   Deferred income tax                                                                                   520               420
                                                                                              ---------------    --------------
         Total Current Assets                                                                         19,436            23,908
                                                                                              ---------------    --------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                                       1,818             1,581
                                                                                              ---------------    --------------

OTHER ASSETS:
   Goodwill, net                                                                                      33,261            26,732
   Cash surrender value of life insurance policies                                                       601               587
   Deferred income tax asset                                                                             249               249
   Other                                                                                                 579               297
                                                                                              ---------------    --------------
      Total Other Assets                                                                              34,690            27,865
                                                                                              ---------------    --------------

      Total Assets                                                                                  $ 55,944          $ 53,354
                                                                                              ===============    ==============

Continued on next page

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                 (000'S OMITTED)

                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            2001                  2000
                                                                                     ------------------    -----------------
                                                                                         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                    $    967             $  1,954
   Capital leases, current portion                                                                105                  103
   Bank debt, current portion                                                                     810                    -
   Stock repurchase obligation                                                                      -               11,622
   Accrued compensation                                                                        11,724                8,367
   Accrued payroll taxes and insurance                                                          3,746                3,967
   Accrued workers' compensation liability                                                        685                  630
   Federal and state income taxes payable                                                           -                   72
   Other accrued expenses                                                                       3,107                1,996
                                                                                    ------------------    -----------------
      Total Current Liabilities                                                                21,144               28,711
                                                                                    ------------------    -----------------

LONG-TERM LIABILITIES:
   Bank debt, less current portion                                                              8,440                    -
   Capital lease obligations, less current portion                                                100                  127
   Accrued workers' compensation liability                                                        200                  198
   Client deposits                                                                                623                  349
   Deferred compensation                                                                          762                  587
                                                                                    ------------------    -----------------
      Total Liabilities                                                                        31,269               29,972
                                                                                    ------------------    -----------------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000,000                                         4,803                3,625
                                                                                    ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
   Common stock, 45,000,000 shares authorized 9,677,632 and 9,603,558
      issued and outstanding, respectively                                                     45,317               45,001
Deferred compensation                                                                             (26)                 (28)
Retained deficit                                                                              (10,953)             (10,750)
                                                                                    ------------------    -----------------
                                                                                               34,338               34,223
Less - Treasury stock, 2,722,366 shares, at cost                                              (14,466)             (14,466)
                                                                                    ------------------    -----------------
         Total Shareholders' Equity                                                            19,872               19,757
                                                                                    ------------------    -----------------
         Total Liabilities and Shareholders' Equity                                          $ 55,944             $ 53,354
                                                                                    ==================    =================

See Notes to Condensed Consolidated Financial Statements

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED
                                                                           MARCH 31          MARCH 31
                                                                             2001              2000
                                                                       -----------------  ----------------
                                                                         (UNAUDITED)        (UNAUDITED)
REVENUES                                                                       $ 97,471          $      -
                                                                       -----------------  ----------------

DIRECT COSTS:
   Salaries and wages                                                            83,498                 -
   Payroll taxes, workers' compensation
      and other direct costs                                                      9,628                 -
                                                                       -----------------  ----------------
      Total direct costs                                                         93,126                 -
                                                                       -----------------  ----------------
GROSS PROFIT                                                                      4,345                 -
                                                                       -----------------  ----------------
EXPENSES:
   Administrative salaries                                                        2,389             1,502
   Other selling, general and
      administrative expenses                                                     1,223               584
   Depreciation                                                                     157                49
   Amortization                                                                     364                 -
                                                                       -----------------  ----------------
      Total operating expenses                                                    4,133             2,135
                                                                       -----------------  ----------------
OPERATING INCOME (LOSS)                                                             212            (2,135)
   Interest (expense), net                                                         (142)             (141)
                                                                       -----------------  ----------------
INCOME (LOSS) BEFORE TAXES                                                           70            (2,276)
   Income tax (expense)                                                             (20)                -
                                                                       -----------------  ----------------
NET INCOME (LOSS)                                                                    50            (2,276)
   Less:  Preferred stock dividends                                                (253)                -
                                                                       -----------------  ----------------
NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                                 $   (203)         $ (2,276)
                                                                       =================  ================

Basic and diluted (loss) per common share                                      $  (0.02)         $  (0.89)

Weighted average number of shares oustanding                                      9,618             2,546

See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                 (000'S OMITTED)

                                                                                       THREE MONTHS ENDED
                                                                                  MARCH 31,         MARCH 31,
                                                                                    2001               2000
                                                                              ----------------   ---------------
                                                                                 (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $    50          $ (2,276)
         Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities, excluding the impact of acquisitions
             Depreciation and amortization                                                521                49
             Expenses paid by stock and warrants                                            -               691
             Change in other assets and liabilities                                      (491)              515
                                                                              ----------------   ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        80            (1,021)
                                                                              ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                 (399)             (559)
     Purchase of assets of PSMI                                                        (4,250)                -
     Other                                                                                (41)              (53)
                                                                              ----------------   ---------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                (4,690)             (612)
                                                                              ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 -             3,251
     Proceeds from bank borrowings, net of debt issuance fees paid                      7,554                 -
     Notes payable and short-term borrowing repaid                                          -              (561)
     Payment of stock repurchase obligation                                           (11,622)                -
     Other                                                                                  -               (10)
                                                                              ----------------   ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (4,068)            2,680
                                                                              ----------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (8,678)            1,047
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         10,925                74
                                                                              ----------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 2,247          $  1,121
                                                                              ================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                         $     9          $     30
     Cash paid during the period for income taxes                                     $   134          $      -

See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three month period ending March 31, 2000, the Company acquired $30,000 of property and equipment under capital leases, satisfied accrued interest through the issuance of warrants valued at $127,000, recorded compensation expense of $34,000 upon the granting of non-qualified stock options and satisfied accounts payable for goods and services performed through the issuance of common stock valued at $680,000.

During the three-month period ending March 31, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

During the three month period ended March 31, 2001, the Company had accrued preferred stock dividends payable in kind equivalent of $253,000 in connection with the $11,000,000 face value of preferred stock.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)


                                               COMMON STOCK                       TREASURY STOCK
                                          -----------------------    DEFERRED  -------------------------  RETAINED
                                            NUMBER      VALUE         COMP.       NUMBER       VALUE      DEFICIT      TOTAL
                                          ----------- -----------    --------  ------------- ----------- ----------- -----------
Balance,
   December 31, 2000                       9,603,558     $45,001      $ (28)   (2,722,366)  $ (14,466)   $(10,750)    $19,757
   Shares issued                              74,074         241          -             -           -           -         241
   Warrants and preferred stock                    -          75          -             -           -           -          75
    Amortization of deferred compensation          -           -          2             -           -           -           2
   Convertible preferred stock dividend            -           -          -             -           -        (253)       (253)
   Net income                                      -           -          -             -           -          50          50
                                          ----------- ----------- ---------- ------------- ----------- ----------- -----------
Balance,
   March 31, 2001                          9,677,632     $45,317      $ (26)   (2,722,366)  $ (14,466)   $(10,953)    $19,872
                                          =========== =========== ========== ============= =========== =========== ===========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM Mucho, Inc., (the "Company"), an Ohio corporation, is a business process outsourcing ("BPO") company with 15 years of experience, providing small and medium sized businesses both conventional and Internet-driven solutions. Through TEAM America and TEAM PSMI, its human resource outsourcing divisions, clients are relieved of their human resource administrative responsibilities and liabilities, including employee benefits, risk management and payroll and payroll tax administration. Through Mucho.com, Inc. ("Mucho"), its online business center ("OBC") division, clients benefit from a comprehensive offering of products, services, expert business content, and interactive tools that enable business decision-makers to simplify their everyday business operations.

TEAM Mucho, Inc. was formed by the merger of TEAM America Corporation and Mucho in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

No results of operations of TEAM America Corporation are included in the March 31, 2000 statement of operations, as the acquisition of TEAM America Corporation occurred on December 28, 2000.

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements should be read in conjunction with the audited financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements for the quarter ended March 31, 2001 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of substantially all of the assets of Professional Staff Management, Inc. ("PSMI"), a Utah corporation, since the acquisition date (March 13, 2001). The financial statements for the quarter ended March 31, 2000 include only the results of Mucho.

Effective January 1, 2001, the Company changed its financial reporting period to a 52/53-week year ending the Saturday closest to December 31. The Company believes that capturing monthly information on a 4-4-5 week basis in each quarter will provide better comparability of quarterly and monthly results. Since March 31, 2001 was a Saturday, this change had no financial statement impact.

NOTE 3 - PURCHASE OF ASSETS OF PROFESSIONAL STAFF MANAGEMENT, INC.

On March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. The purchase price of $6,491,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock of TEAM Mucho, Inc. (74,074 shares with a fair market value of $241,000 at the date of the acquisition) and convertible preferred stock with a face amount of $1,000,000 and warrants. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,391,000 was recorded related to this transaction and will be amortized over 20 years.

NOTE 4 - ACCOUNTING POLICIES

The financial statements should be read in conjunction with the audited financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

In fiscal 2001, the Company will be developing software for internal use. Therefore, effective January 1, 2001, the Company has adopted the policy of capitalizing certain costs of computer software developed for internal use and web site development costs in accordance with Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," and EITF 00-02, "Accounting for Web Site Developments Costs."

NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were determined in accordance with SFAS No. 128. There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes. There also was no dilutive effect on the weighted average shares outstanding due to the anti-dilutive nature of the warrants and common stock equivalents.

NOTE 6 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three-month periods ended March 31, 2001 and 2000. The pro-forma results of operations for March 31, 2000 include the unaudited results of Mucho, the unaudited results as previously filed by TEAM America Corporation as Registrant including pro-forma adjustments associated primarily with preferred stock dividends and interest, and the unaudited pro-forma results of PSMI. The pro-forma results of operations for the quarter ending March 31, 2001 include the reported unaudited results of TEAM Mucho, Inc., the division comprising the assets acquired from PSMI ("TEAM PSMI") after March 13, 2001, plus the pro-forma results of PSMI from January 1, 2001 through March 13, 2001.

Interest on the $4,250,000 bank loan and the amortization of goodwill resulting from the PSMI asset acquisition for an entire quarter are included in the pro-forma results for both quarters ended March 31, 2001 and 2000.

                                                                            2001                   2000
                                                                      ------------------     ------------------
                  Revenue                                                 $ 124,200,000          $ 132,305,000
                  Operating income (loss)                                 $     260,000          $  (2,246,000)
                  Net income (loss)                                       $      23,000          $  (2,613,000)

                  Net income (loss) attributable to
                     common shareholders                                  $    (245,000)         $  (2,881,000)

                  Basic and diluted (loss) per common share               $       (0.03)         $       (1.10)
                  Weighted average number of shares outstanding               9,677,632              2,620,126


NOTE 7 - BANK LINE OF CREDIT

Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided for an initial advance of $4,000,000, which was made to the Company on January 3, 2001. The Credit Agreement also provides for acquisition loans up to an aggregate of an additional $14,000,000. In March 2001, the Company made a $4,250,000 draw against the acquisition loan for the purchase of substantially all of the assets of PSMI. Additionally, the Credit Agreement provides for the issuance of letters-of-credit of up to $2,000,000. In January 2001, the Company replaced an existing letter-of-credit for $750,000 with a letter-of-credit under the Credit Agreement. As part of the PSMI acquisition, there was $1 million of seller financing that is supported by a $1,000,000 letter-of-credit. The Company has $8,000,000 remaining under the Credit Agreement.

Interest due under the Credit Agreement is payable monthly in arrears at prime plus 1% or at LIBOR plus 3.50%, as specified by the Company at the date of the advance, for both the initial advance and acquisition loans. The initial advance of $4,000,000 is payable in 42 equal monthly installments of principal and interest, beginning in February 2003. The $4,250,000 draw on March 13, 2001 is payable in 63 equal monthly installments of principal and interest beginning April 2001.

Further, any additional acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after an acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, by January 2003. The Credit Agreement is secured by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants. The financial covenants include a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. At March 31, 2001, the Company was in compliance with all financial covenants or had obtained necessary waivers.

NOTE 8 - STOCK REPURCHASE

Concurrent with the acquisition of TEAM America Corporation by the Company, TEAM America Corporation made a tender offer to its shareholders to purchase up to 50% of the outstanding TEAM America Corporation common shares at $6.75 per share. A total of approximately 1,722,000 shares were tendered for a total cost of approximately $11,622,000. This liability is shown on the December 31, 2000 consolidated balance sheet as "Stock repurchase obligation" in current liabilities. In January 2001, this obligation was settled. Tendered shares, plus shares held in treasury stock by TEAM America Corporation prior to the acquisition, are reflected as treasury stock on the post acquisition consolidated balance sheet.

NOTE 9 - INCOME TAXES

No provision for income taxes has been provided for the period ended March 31, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards available for federal tax purposes of approximately $7,000,000 which begin to expire in 2019. At March 31, 2001, the provision for income taxes includes state and local income taxes not subject to state operating loss carryforwards.

The effective state and local tax rate for the quarter ended March 31, 2001 differs from the expected rates due to non-deductible goodwill and other permanent differences of approximately $350,000.

NOTE 10 - PREFERRED STOCK

On December 28, 2000, in connection with the acquisition of TEAM America Corporation, the Company issued 100,000 shares of Series A mandatorily redeemable convertible preferred stock for total net proceeds of $9,425,000. The proceeds of the preferred stock issuance were used to partially fund the TEAM America Corporation treasury stock purchase in January 2001 and were allocated $3,625,000 to preferred stock, $3,000,000 to common stock and $2,800,000 to warrants.

Effective January 1, 2001, the preferred shareholders and the Company agreed to eliminate the mandatory redemption feature of the preferred shares, therefore, accretion to the redeemable amount has ceased. However, under certain conditions, the preferred shareholders may "put" their shares to the Company, therefore, the preferred stock is not included in Shareholders' Equity. In connection with the elimination of the mandatory redemption feature, the preferred stock agreement was amended such that the Company is committed to complete a secondary offering of common stock in which the preferred shareholders can participate, prior to June 28, 2004. In the event the Company fails to complete the secondary offering, the preferred shareholders will be granted a secondary lien on the assets of the Company.

In March 2001, the Company issued an additional 10,000 shares of Series A convertible preferred stock with a face amount of $1,000,000 in connection with the acquisition of the assets of PSMI. The proceeds were allocated $75,000 to warrants and $925,000 to preferred stock. At March 31, 2001, the Company had accrued preferred stock dividends payable in kind equivalent to $253,000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company operated as Mucho.com, Inc. ("Mucho") through December 28, 2000, and, on that date, merged with TEAM America Corporation in a transaction accounted for as a reverse acquisition, with Mucho treated as the acquiring company and TEAM America Corporation treated as the target company. At the date of the merger, the Company changed its name to TEAM Mucho, Inc.

The December 31, 2000 balance sheet of the Company includes the balance sheet of Mucho consolidated with the balance sheet of TEAM America Corporation, after the application of purchase accounting. No results of operations of TEAM America Corporation are included in the March 31, 2000 consolidated statement of operations included in this Quarterly Report.

The following table should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward-Looking Information" below. The results of TEAM America Corporation for the three months ended March 31, 2000 are included for comparison because TEAM America Corporation was the registrant for that period. The Company operates in the business process outsourcing segment. The tables below are presented to facilitate comparison between current period results and the historical results of the entities.

In view of the rapidly changing nature of the Company's business, its limited operating history, the acquisition of TEAM America Corporation on December 28, 2000 and the acquisition of the assets of PSMI on March 13, 2001, the Company believes that an historical comparison of revenue and operating results is not necessarily meaningful and should not be relied upon as an indication of future performance.

The assets acquired from PSMI are operated as a division ("TEAM PSMI") of the Company, and the results of operations of TEAM PSMI for the period from March 14, 2001 through March 31, 2001 are included in the table below.

                                                   (000'S OMITTED)                                     (000'S OMITTED)
                                                                                                     THREE MONTHS ENDED
                                             THREE MONTHS ENDED MARCH 31, 2001                             MARCH 31,
                                 ---------------------------------------------------------      --------------------------
                                                                                                   2000          2000
                                                                                                ------------  ------------
                                                   TEAM          TEAM                                            TEAM
                                    MUCHO        AMERICA         PSMI           TOTAL              MUCHO        AMERICA
                                 ------------  ------------- -------------   -------------      ------------  ------------
Revenue                               $   41       $ 90,719       $ 6,711        $ 97,471          $      -      $ 96,983
Gross profit                              41          4,062           242           4,345                 -         3,956
Operating income (loss)                 (566)           698            80             212            (2,135)          444
Interest expense                          (6)          (136)            -            (142)             (141)          (30)
Income (loss) before taxes              (572)           562            80              70            (2,276)          414
Net income (loss)                     $ (573)      $    543       $    80        $     50          $ (2,276)     $    151
Net income (loss) attributable
   to common shareholders             $ (573)      $    290       $    80        $   (203)         $ (2,276)     $    151

The TEAM America column in the above March 31, 2001 table for the three months ended March 31, 2001 includes $253,000 of preferred stock dividends. No federal income tax has been attributed to TEAM America and TEAM PSMI's earnings above due to the availability of tax net loss carryforwards generated by Mucho. The Company believes that net income before taxes provides the most meaningful comparison of the Company's operating results.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Consolidated revenues were $97,471,000 for the three months ended March 31, 2001 compared to Mucho revenue of $0 for the comparable three-month period ending March 31, 2000. The TEAM America division accounted for $90,719,000 of the revenue and TEAM PSMI accounted for $6,711,000 of revenue from March 14 through March 31, 2001. The TEAM America division revenue declined from the quarter ended March 31, 2000 primarily as a result of attrition by some customers in reaction to the Company's insistence on pricing medical benefits on a sound actuarial basis.

DIRECT COSTS/GROSS PROFIT

For the quarter ended March 31, 2001 consolidated direct costs were $93,126,000, or 95.5% of revenue, and the gross margin was $4,345,000, or 4.5%. The TEAM America division reduced its direct costs from $93,027,000, or 95.9%, to $86,657,000, or 95.5%. The .4% improvement in gross margin offset the decline in revenue and resulted in a $106,000 improvement in gross margin. The improvement in the TEAM America division's gross margin as a percent of revenue was due to continued efforts to reduce costs and to increase billing rates for customers whose gross margins were too low. An increase in workers' compensation billings in the fourth quarter of 2000 and continued conservative underwriting of workers' compensation risks also contributed to the improvement. The gross margin for TEAM PSMI is lower than TEAM America during the first quarter of the year due to differences in contract billing terms.

OPERATING EXPENSES

For the quarter ended March 31, 2001, consolidated operating expenses were $4,133,000, or 4.2% of revenue, compared to $2,135,000 for Mucho in the first quarter of 2000. Mucho decreased its operating expense by $1,528,000, with $980,000 in payroll related reductions and $548,000 in other selling, general and administrative reductions. TEAM America reduced its operating expenses by $148,000 with payroll related reductions of $302,000 offsetting increases in selling, general and administrative expenses of $165,000. TEAM PSMI has lower operating expenses as a percent of revenue since many of its corporate overhead costs are included in TEAM America's overhead.

OPERATING INCOME (LOSS)

For the period ended March 31, 2001, the consolidated operating income was $212,000, or .2% of revenue, compared to a loss of $2,135,000 for Mucho in the comparable quarter in 2000. Mucho's improvement of $1,569,000 was due to expense reduction. The TEAM America improvement of $254,000 was due to both gross margin improvement and expense reduction. The TEAM PSMI operating income is higher as a percent of revenue due to lower incremental operating expenses.

INTEREST INCOME (EXPENSE)

For the quarter ended March 31, 2001, the consolidated interest expense was $142,000 compared to interest expense of $141,000 for Mucho in the first quarter of 2000. During 2000, Mucho converted or repaid most of its interest-bearing obligations and reduced interest to $6,000 in the first quarter of 2001. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the period ended March 31, 2000 due to operating losses for that period. At March 31, 2001, the Company had net operating loss carryforwards available for federal tax purposes of approximately $7,000,000 for use in 2001 and thereafter. At March 31, 2001, the provision for income taxes of $20,000 includes state and local income taxes not subject to state operating loss carryforwards.

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net income for the quarter ended March 31, 2001, was $50,000, or $.01 per share, compared to a net loss for the quarter ended March 31, 2000 of $2,276,000, or $(0.89) per share. Preferred stock dividends of $253,000 for the quarter ended March 31, 2001 resulted in a net loss attributable to common shareholders of $(203,000), or $(.02) per share. The historical earnings per share and share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted average number of shares outstanding at March 31, 2000 and 2001 excludes options and warrants from the calculation because they are anti-dilutive. Additionally, preferred stock convertible into common stock was excluded from the March 2001 calculation of weighted average number of shares outstanding because they are anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of $1,708,000, a $3,095,000 improvement over the December 2000 working capital deficit of $4,803,000.

In connection with the merger with TEAM America Corporation and related financing, the Company incurred expenses of approximately $1,200,000 that were appropriately capitalized as goodwill or debt issuance cost, which are non-current assets. As of March 31, 2001, all such costs have been paid thus significantly contributing to the working capital deficit.

The Company expects to continue to improve its working capital position in the near future. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). For the quarter ended March 31, 2001, the EBITDA was $731,000 compared to a negative EBITDA of $2,086,000 for Mucho in March 2000. The improvement of $2,817,000 included a reduction of the Mucho negative EBITDA by $1,593,000 and a contribution of $1,224,000 from combined PEO operations.

Net cash generated by operating activities was $80,000 for the three months ended March 31, 2001 compared with $1,021,000 used in operating activities for the three months ended March 31, 2000. The $1,101,000 improvement was due to the increase in net income from period to period. During the three months ended March 31, 2000, the Company paid $691,000 in expenses through the issuance of stock and warrants.

Net cash used in investing activities was $4,690,000 for the three months ended March 31, 2001 compared to $612,000 for the three months ended March 31, 2000. The primary reason for the increase was the use of $4,250,000 of cash to purchase the assets of PSMI in March 2001. Additions to property and equipment were $399,000 in the first quarter of March 2001 compared to $559,000 in the first quarter of March 2000. The change was due to a reduction in expenditures by Mucho as part of its plan to restructure its online business center operations.

Net cash used in financing activities was $4,068,000 for the three months ended March 31, 2001 compared with net cash provided by financing activities of $2,680,000 for the three months ended March 31, 2000. In March 2000, the Company sold common stock for $3,251,000 and used $561,000 to repay borrowed funds. In January 2001, the Company redeemed $11,622,000 of treasury stock in connection with a tender offer from December 2000. In January 2001, the Company borrowed $4,000,000 from a bank and paid $403,000 in related fees for the bank line. In March 2001, the Company borrowed an additional $4,250,000 in connection with the acquisition of the assets of PSMI.

The Company's acquisition line at March 31, 2001 was $18,000,000. At that date, the Company had borrowed $8,250,000 against that line and had letters of credit totaling $1,750,000 issued on its behalf, leaving an available balance of $8,000,000 for future acquisitions.

The Company does not expect significant growth in its operating costs for the foreseeable future as it integrates its internet business with the PEO business of both TEAM America and TEAM PSMI. The Company's long-term plan for strengthening its financial position continued with the acquisition of the assets of PSMI. This acquisition strengthened its existing operating base in California, Ohio and Utah and expanded the Company into the new and growing market of Nevada. TEAM PSMI's net income and EBITDA generated during the period from March 14 to March 31, 2001 are expected to improve in subsequent full quarters of operations.

The Company has approximately $7,000,000 in tax net operating carryforwards for partial use in 2001 and for subsequent years. The Company expects to generate sufficient cash flow from combined operations and from the utilization of tax loss carryforwards to meet its operating expenses and to service its debt.

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

Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission and may be amended from time to time. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the first quarter ending March 31, 2001:

                 NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                TEAM MUCHO, INC.

                                                /s/  Jose C. Blanco
                                                -------------------
                                                Chief Financial Officer and
                                                Authorized Signing Officer


March 15, 2001