Form 10-Q/A
period 2001-03-31
TEAM MUCHO INC
filed 2001-12-10
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

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

                                 Yes [X] No [ ]

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MARCH 31, 2001 WAS 6,955,266.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                             NO.

Item 1.   Financial Statements:

   Condensed Consolidated Balance Sheets - March 31, 2001 (unaudited)
   and December 31, 2000 .....................................................................................       3

    Condensed Consolidated Statements of Operations -- Three-month periods
   ended March 31, 2001 (unaudited) and 2000 (unaudited)......................................................       5

    Condensed Consolidated Statements of Cash Flows - Three-month periods
    ended March 31, 2001 (unaudited) and 2000 (unaudited).....................................................       6

    Condensed Consolidated Statement of Changes in Shareholders' Equity - Three-month
    period ended March 31, 2001 (unaudited)...................................................................       8

    Notes to Condensed Consolidated Financial Statements......................................................       9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............      13


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................      16

Signatures....................................................................................................      16



Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

                          TEAM MUCHO, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                          (000'S OMITTED EXCEPT SHARE DATA)

                                                                                        MARCH 31      DECEMBER 31,
                                                                                          2001          2000
                                                                                      -------------  -------------
                                                                                        (RESTATED &
                                                                                        UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                   $  1,912       $ 10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $200 and $200, respectively           1,901          1,978
      Unbilled revenues                                                                     12,683          8,792
      Other receivables                                                                      1,277          1,461
                                                                                      -------------  -------------
         Total receivables                                                                  15,861         12,231
                                                                                      -------------  -------------
   Prepaid expenses                                                                            678            332
   Deferred income tax asset                                                                   520            420
                                                                                      -------------  -------------
         Total Current Assets                                                               18,971         23,908
                                                                                      -------------  -------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                             1,818          1,581
                                                                                      -------------  -------------

OTHER ASSETS:
   Intangibles, primarily goodwill, net                                                     33,272         26,732
   Cash surrender value of life insurance policies                                             762            587
   Deferred income tax asset                                                                   249            249
   Other                                                                                       711            297
                                                                                      -------------  -------------
       Total Other Assets                                                                   34,994         27,865
                                                                                      -------------  -------------
          Total Assets                                                                    $ 55,783       $ 53,354
                                                                                      =============  =============

Continued on next page

                         TEAM MUCHO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                         (000'S OMITTED EXCEPT SHARE DATA)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2001              2000
                                                                                    ----------------  ---------------
                                                                                     (RESTATED &
                                                                                     UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                  $  1,091         $  1,954
   Capital lease obligations, current portion                                                   105              103
   Debt, current portion                                                                        810                -
   Stock repurchase obligation                                                                    -           11,622
   Accrued compensation                                                                      11,724            8,367
   Accrued payroll taxes and insurance                                                        3,746            3,967
   Accrued workers' compensation liability                                                      685              630
   Federal and state income taxes payable                                                         -               72
   Other accrued expenses                                                                     3,107            1,996
                                                                                    ----------------  ---------------
      Total Current Liabilities                                                              21,268           28,711
                                                                                    ----------------  ---------------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                                 8,440                -
   Capital lease obligations, less current portion                                              100              127
   Accrued workers' compensation liability                                                      220              198
   Client deposits                                                                              623              349
   Deferred compensation                                                                        762              587
                                                                                    ----------------  ---------------
      Total Liabilities                                                                      31,413           29,972
                                                                                    ----------------  ---------------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000 AND
$10,000, RESPECTIVELY                                                                         4,803            3,625
                                                                                    ----------------  ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 9,677,632
      and 9,603,558 issued, and 6,955,266 and 6,881,192 outstanding, respectively            45,317           45,001
   Other                                                                                        (26)             (28)
   Accumulated deficit                                                                      (11,258)         (10,750)
                                                                                    ----------------  ---------------
                                                                                             34,033           34,223
Less - Treasury stock, 2,722,366 shares, at cost                                            (14,466)         (14,466)
                                                                                    ----------------  ---------------
         Total Shareholders' Equity                                                          19,567           19,757
                                                                                    ----------------  ---------------
         Total Liabilities and Shareholders' Equity                                        $ 55,783         $ 53,354
                                                                                    ================  ===============

See Notes to Condensed Consolidated Financial Statements.

                   TEAM MUCHO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                   (000'S OMITTED EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                  --------------------------
                                                                    MARCH 31,     MARCH 31,
                                                                     2001              2000
                                                                  -----------    -----------
                                                                  (RESTATED &      (UNAUDITED)
                                                                  UNAUDITED)

REVENUES                                                          $    97,234    $       -
                                                                  -----------    -----------

DIRECT COSTS:
   Salaries and wages                                                  83,654            -
   Payroll taxes, workers' compensation
      and other direct costs                                            9,551            -
                                                                  -----------    -----------
      Total direct costs                                               93,205            -
                                                                  -----------    -----------
GROSS PROFIT                                                            4,029            -
                                                                  -----------    -----------

EXPENSES:
   Administrative salaries                                              2,349          1,502
   Other selling, general and
      administrative expenses                                           1,218            584
   Restructuring cost                                                      41            -
   Depreciation and amortization                                          519             49
                                                                  -----------    -----------
      Total operating expenses                                          4,127          2,135
                                                                  -----------    -----------
OPERATING LOSS                                                            (98)        (2,135)
   Interest expense, net                                                 (142)          (141)
                                                                  -----------    -----------
LOSS BEFORE INCOME TAXES                                                 (240)        (2,276)
   Income tax expense                                                     (15)           -
                                                                  -----------    -----------
NET LOSS                                                                 (255)        (2,276)
   Preferred stock dividends                                             (253)           -
                                                                  -----------    -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                      $      (508)   $    (2,276)
                                                                  ===========    ===========

Basic and diluted loss per common share                           $     (0.07)   $     (0.89)

Weighted average number of shares used in per share computation     6,896,000      2,546,052


See Notes to Condensed Consolidated Financial Statements.

                     TEAM MUCHO, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                              (000'S OMITTED)

                                                                            THREE MONTHS ENDED
                                                                            --------------------
                                                                            MARCH 31,   MARCH 31,
                                                                              2001        2000
                                                                            --------    --------
                                                                          (RESTATED &  (UNAUDITED)
                                                                          UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $   (255)   $ (2,276)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities, excluding the impact of acquisitions
          Depreciation and amortization                                          519          49
          Expenses paid by stock and warrants                                      -         691
          Change in other assets and liabilities                                (519)        515
                                                                            --------    --------
NET CASH USED IN OPERATING ACTIVITIES                                           (255)     (1,021)
                                                                            --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (399)       (559)
     Cash used in acquisitions                                                (4,250)          -
     Other                                                                       (41)        (53)
                                                                            --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                         (4,690)       (612)
                                                                            --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          -       3,251
   Proceeds from bank borrowings                                               7,554           -
   Notes payable and short-term borrowing repaid                                   -        (561)
   Payment of stock repurchase obligation                                    (11,622)          -
   Other                                                                           -         (10)
                                                                            --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (4,068)      2,680
                                                                            --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (9,013)      1,047
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                     10,925          74
                                                                            --------    --------
CASH AND EQUIVALENTS, END OF PERIOD                                         $  1,912    $  1,121
                                                                            ========    ========


Supplemental disclosure of cash flow information:
   Interest paid                                                            $      9    $     30
   Income tax paid                                                          $    134    $      -

See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended March 31, 2000, the Company acquired $30,000 of property and equipment under capital leases, satisfied accrued interest through the issuance of warrants valued at $127,000, recorded compensation expense of $34,000 upon the granting of non-qualified stock options and satisfied accounts payable for goods and services performed through the issuance of common stock valued at $680,000.

During the three-month period ended March 31, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

During the three month period ended March 31, 2001, the Company had accrued preferred stock dividends payable in kind equivalent of $253,000 in connection with the $11,000,000 face value of preferred stock.

          TEAM MUCHO, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
           SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 2001

    (000'S OMITTED EXCEPT SHARE DATA)

                                               Common Stock                          Treasury Stock
                                           ------------------------             --------------------------  Accumulated
                                           Number         Value      Other        Number         Value        Deficit     Total
                                           ----------  ------------  ---------  ------------  ------------  ------------  ---------

Balance at December 31, 2000               9,603,558      $ 45,001      $ (28)   (2,722,366)    $ (14,466)    $ (10,750)  $ 19,757
   Shares issued                              74,074           241          -             -             -             -        241
   Warrants                                        -            75          -             -             -             -         75
    Amortization of deferred compensation          -             -          2             -             -             -          2
   Preferred stock dividends                       -             -          -             -             -          (253)      (253)
   Net loss                                        -             -          -             -             -          (255)      (255)
                                           ----------  ------------  ---------  ------------  ------------  ------------  ---------
Balance at March 31, 2001 - restated       9,677,632      $ 45,317      $ (26)   (2,722,366)    $ (14,466)    $ (11,258)  $ 19,567
                                           ==========  ============  =========  ============  ============  ============  =========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM Mucho, Inc. (the "Company"), an Ohio Corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM Mucho, Inc. was created by the December, 2000 reverse merger of online business center Mucho.com, Inc. and TEAM America Corporation, a market leader in human resource
(PEO) services. TEAM America Human Resources currently has the number-one PEO market share position in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee and Mississippi, and top-five positions in Northern and Southern California. TEAM America's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

TEAM Mucho, Inc. was formed by the merger of TEAM America Corporation and Mucho.com, Inc. in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

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

The March 31, 2001 condensed consolidated balance sheets, statement of operations, statements of cash flows, and statement of changes in shareholders' equity included herein, have been restated to reflect errors resulting primarily from revisions to purchase accounting related to the acquisition of TEAM America by Mucho.com, and from errors in the valuation of workers' compensation reserves. Revenue of $237,000 was recognized in the first quarter relating to receivables acquired from TEAM America. Revenue of $237,000 recognized in the first quarter should have been recognized in the second quarter. A correction was also made to the calculation of the number of shares used in per share computation. The impact of this restatement to earnings for the quarter ended March 31, 2001 is as follows (in thousands except per share amounts):


                                                    AS ORIGINALLY
                                                       REPORTED       ADJUSTMENTS     AS RESTATED
                                                    -------------     -----------     -----------

Net sales                                             $ 97,471         $   (237)        $ 97,234
Direct costs                                            93,126               79           93,205
                                                      --------         --------         --------
     Gross profit                                     $  4,345         $   (316)        $  4,029

Operating income (loss)                               $    212         $   (310)        $    (98)
Net income (loss)                                     $     50         $   (305)        $   (255)

Net loss attributable to common shareholders          $   (203)        $   (305)        $   (508)

Basic loss per share                                  $  (0.02)        $  (0.05)        $  (0.07)

Number of shares used in per share computation           9,618           (2,722)           6,896

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

NOTE 5 - LOSS PER SHARE

Loss per share was determined in accordance with SFAS No. 128. There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

NOTE 6 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three-month periods ended March 31, 2001 and 2000.

The pro-forma results of operations from the three-month period ended March 31, 2000 include the unaudited results of Mucho and the pro-forma results of TEAM America and PSMI as if they were acquired by Mucho as of January 1, 2000. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

The pro-forma results of operations from the three-month period ended March 31, 2001 include the unaudited results of Mucho, including TEAM America and the pro-forma results of PSMI as if it had been acquired by Mucho as of January 1, 2000. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.


                                                 (000'S OMITTED EXCEPT PER SHARE DATA)
                                                          THREE MONTHS ENDED
                                                     MARCH 31,         MARCH 31,
                                                       2001               2000
                                                     ---------         ---------

Revenue                                              $ 123,963         $ 132,305
Operating loss                                       $ (50,000)        $  (2,246)
Net loss                                             $(282,000)        $  (2,613)
Net loss attributable to common shareholders         $(550,000)        $  (2,881)
Basic and diluted loss per common share              $   (0.08)        $   (1.10)
Weighted average number of shares outstanding            6,896             2,620

NOTE 7 - BANK LINE OF CREDIT

Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided for an initial advance of $4,000,000, which was made to the Company on January 3, 2001. The Credit Agreement also provides for acquisition loans up to an aggregate of an additional $14,000,000. In March 2001, the Company made a $4,250,000 draw against the acquisition loan for the purchase of substantially all of the assets of PSMI. Additionally, the Credit Agreement provides for the issuance of letters-of-credit of up to $2,000,000. In January 2001, the Company replaced an existing letter-of-credit for $750,000 with a letter-of-credit under the Credit Agreement. As part of the PSMI acquisition, there was $1 million of seller financing that is supported by a $1 million letter-of-credit. The Company has $8,000,000 remaining under the Credit Agreement.

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

NOTE 9 - INCOME TAXES

No provision for income taxes has been provided for the period ended March 31, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $6,700,000 that are subject to annual limits and begin to expire in 2019. At March 31, 2001, the provision for income taxes includes state and local income taxes not subject to state operating loss carryforwards and federal provision less eligible NOL's.

The effective state and local tax rate for the quarter ended March 31, 2001 differs from the statutory rates due to non-deductible goodwill and utilization of eligible NOL's.

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

NOTE 11 - RESTRUCTURING COSTS

During the quarter ended March 31, 2001, the Company incurred restructuring costs, in conjunction with the TEAM America Corporation acquisition, related to relocation of certain key executives in connection with exiting its headquarters in California and relocating to Columbus, Ohio. These relocations were made in order to allow the company to focus on its PEO business in conjunction with a de-emphasis on its online business center business. All such costs will be expensed when incurred and are expected to be incurred prior to December 31, 2001.

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

The following table should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q/A No. 1, as well as the factors set forth under the caption "Forward-Looking Information" below. The results of TEAM America Corporation for the three months ended March 31, 2000 are included for comparison because TEAM America Corporation was the registrant for that period. The Company operates in the business process outsourcing segment. The tables below are presented to facilitate comparison between current period results and the historical results of the entities.

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

                                                             (000'S OMITTED)                                 (000'S OMITTED)
                                                                                                            THREE MONTHS ENDED
                                                    THREE MONTHS ENDED MARCH 31, 2001                            MARCH 31,
                                       ---------------------------------------------------------         -------------------------
                                                                                                           2000            2000
                                                                                                         --------         --------
                                                        TEAM              TEAM                                             TEAM
                                        MUCHO          AMERICA            PSMI            TOTAL           MUCHO           AMERICA
                                      --------         --------         --------        --------         --------         --------
Revenue                               $     41         $ 90,482         $  6,711        $ 97,234        $       -         $ 96,983
Gross profit                                41            3,746              242           4,029                -            3,956
Operating income (loss)                   (566)             388               80             (98)          (2,135)             444
Interest expense                            (6)            (136)               -            (142)            (141)             (30)
Income (loss) before taxes                (572)             252               80            (240)          (2,276)             414
Net income (loss)                     $   (573)        $    238         $     80        $   (255)        $ (2,276)        $    151
Net income (loss) attributable
 to common shareholders               $   (573)        $    (15)        $     80        $   (508)        $ (2,276)        $    151

The TEAM America column in the above March 31, 2001 table for the three months ended March 31, 2001 includes $253,000 of preferred stock dividends.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Consolidated revenues were $97,234,000 for the three months ended March 31, 2001, compared to Mucho revenue of $0 for the comparable three-month period ended March 31, 2000. The TEAM America division accounted for $90,482,000 of the revenue and TEAM PSMI accounted for $6,711,000 of revenue from March 14 through March 31, 2001. Revenue growth was negatively impacted by a decline in the current nationwide financial climate which has caused a number of the company's customers to reduce payroll, or to postpone plans for expansion. Further, the Company continues to review the overall quality of its client base, focusing on those with lower risk and higher margin.

DIRECT COSTS/GROSS PROFIT

For the quarter ended March 31, 2001 consolidated direct costs were $93,205,000, or 95.86% of revenue, and the gross margin was $4,029,000, or 4.14%. The TEAM America division reduced its direct costs from $93,027,000, or 95.92%, to $86,736,000, or 95.86%. The Company expects increases in workers' compensation billings in the fourth quarter of 2000 and continued conservative underwriting of workers' compensation risks to contribute to increases in gross profit in future quarters. The gross margin for TEAM PSMI is lower than TEAM America during the first quarter of the year due to differences in contract billing terms.

OPERATING EXPENSES

For the quarter ended March 31, 2001, consolidated operating expenses were $4,127,000, or 4.24% of revenue, compared to $2,135,000 for Mucho in the first quarter of 2000. Mucho decreased its operating expense by $1,528,000, with $980,000 in payroll related reductions and $548,000 in other selling, general and administrative reductions. TEAM America reduced its operating expenses by $154,000 primarily with payroll related reductions of $343,000 offsetting increases in selling, general and administrative expenses of $159,000. TEAM PSMI has lower operating expenses as a percent of revenue since many of its corporate overhead costs are included in TEAM America's overhead.

OPERATING INCOME (LOSS)

For the period ended March 31, 2001, the consolidated operating loss was $98,000, compared to a loss of $2,135,000, for Mucho in the comparable quarter in 2000. Mucho's improvement of $1,569,000 was due to expense reduction.

INTEREST INCOME (EXPENSE)

For the quarter ended March 31, 2001, the consolidated interest expense was $142,000, compared to interest expense of $141,000 for Mucho in the first quarter of 2000. During 2000, Mucho converted or repaid most of its interest-bearing obligations and reduced interest to $6,000 in the first quarter of 2001. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the period ended March 31, 2000 due to operating losses for that period. At March 31, 2001, the Company had net operating loss carryforwards available for federal tax purposes of approximately $6,700,000, which are subject to annual limitations, for use in 2001 and thereafter. For the quarter ended March 31, 2001, the provision for income taxes of $15,000 includes state and local income taxes not subject to state operating loss carryforwards and a federal provision less eligible NOL's.

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net loss for the quarter ended March 31, 2001, was $255,000, or $.04 per share, compared to a net loss for the quarter ended March 31, 2000 of $2,276,000, or $0.89 per share. Preferred stock dividends of $253,000 for the quarter ended March 31, 2001 resulted in a net loss attributable to common shareholders of $508,000, or $.07 per share. The historical earnings per share and share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted average number of shares outstanding at March 31, 2000 and 2001 excludes options and warrants from the calculation because they are anti-dilutive. Additionally, preferred stock convertible into common stock was excluded from the March 2001 calculation of weighted average number of shares outstanding because they are anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficit of $2,297,000, a $2,506,000 improvement over the December 2000 working capital deficit of $4,803,000.

In connection with the merger with TEAM America Corporation and related financing, the Company incurred expenses of approximately $1,200,000 that were appropriately capitalized as goodwill or debt issuance costs, which are non-current assets. As of March 31, 2001, all such costs have been paid, or accrued, thus significantly contributing to the working capital deficit.

The Company expects to continue to improve its working capital position in the near future. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization). For the quarter ended March 31, 2001, the EBITDA was $421,000 compared to a negative EBITDA of $2,086,000 for Mucho in March 2000. The improvement of $2,507,000 included a reduction of the Mucho negative EBITDA by $1,593,000 and a contribution of $914,000 from combined PEO operations.

Net cash used by operating activities was $255,000 for the three months ended March 31, 2001 compared with $1,021,000 used in operating activities for the three months ended March 31, 2000. The $766,000 improvement was due to the decrease in net loss from period to period, net of the impact on working capital. During the three months ended March 31, 2000, the Company paid $691,000 in expenses through the issuance of stock and warrants.

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

Net cash used in financing activities was $4,068,000 for the three months ended March 31, 2001 compared with net cash provided by financing activities of $2,680,000 for the three months ended March 31, 2000. In March 2000, the Company sold common stock for $3,251,000 and used $561,000 to repay borrowed funds. In January 2001, the Company paid $11,622,000 in connection with a stock repurchase agreement from December 2000. In January 2001, the Company borrowed $4,000,000 from a bank and paid $403,000 in related fees for the bank line. In March 2001, the Company borrowed an additional $4,250,000 in connection with the acquisition of the assets of PSMI.

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

The Company has approximately $6,700,000 in tax net operating carryforwards for partial use in 2001 and for subsequent years. The Company expects to generate sufficient cash flow from combined operations and from the utilization of tax loss carryforwards to meet its operating expenses and to service its debt.

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


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the first quarter ended March 31, 2001:

                 NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       TEAM MUCHO, INC.

                                       BY: /s/  JOSE C. BLANCO
                                           ------------------------------------
                                                Chief Financial Officer and
                                                Authorized Signing Officer

December 10, 2001