Form 10-Q/A
period 2001-06-30
TEAM MUCHO INC
filed 2001-12-10
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes    |X|       No | |

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON JUNE 30, 2001 WAS 6,955,266.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                                  JUNE 30, 2001

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                        Page
                                                                                                         No.
Item 1.   Financial Statements:


         Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited)
         and December 31, 2000                                                                            3

         Condensed Consolidated Statements of Operations - Three and six month periods
         ended June 30, 2001 (unaudited) and 2000 (unaudited)                                             5

         Condensed Consolidated Statements of Cash Flows - Six-month periods
         ended June 30, 2001 (unaudited) and 2000 (unaudited)                                             6

         Condensed Consolidated Statement of Changes in Shareholders' Equity - Six-month
         period ended June 30, 2001 (unaudited)                                                           8

         Notes to Condensed Consolidated Financial Statements                                             9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          13


                                 PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                               17

Signatures                                                                                               17


Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

                         TEAM MUCHO, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                         (000'S OMITTED EXCEPT SHARE DATA)


                                                                                    JUNE 30,      DECEMBER 31,
                                                                                     2001            2000
                                                                                    -------       ------------
                                                                                   (RESTATED &
                                                                                   UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                              $ 1,792         $10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $200 and $200, respectively     2,303           1,978
      Unbilled revenues                                                               10,854           8,792
      Other receivables                                                                1,465           1,461
                                                                                     -------         -------
         Total receivables                                                            14,622          12,231
                                                                                     -------         -------
   Prepaid expenses                                                                      636             332
   Deferred income tax asset                                                             858             420
                                                                                     -------         -------
         Total Current Assets                                                         17,908          23,908
                                                                                     -------         -------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                       1,948           1,581
                                                                                     -------         -------
OTHER ASSETS:
   Intangibles, primarily goodwill, net                                               33,543          26,732
   Cash surrender value of life insurance policies                                       814             587
   Deferred income tax asset                                                             249             249
   Other                                                                                 567             297
                                                                                     -------         -------
    Total Other Assets                                                                35,173          27,865
                                                                                     -------         -------
    Total Assets                                                                     $55,029         $53,354
                                                                                     =======         =======

Continued on next page

                       TEAM MUCHO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                       (000'S OMITTED EXCEPT SHARE DATA)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2001             2000
                                                                                     --------        ------------
                                                                                    (RESTATED &
                                                                                     UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                            $    945         $  1,954
   Capital lease obligations, current portion                                             106              103
   Debt, current portion                                                                  914             --
   Stock repurchase obligation                                                           --             11,622
   Accrued compensation                                                                10,019            8,367
   Accrued payroll taxes and insurance                                                  5,255            3,967
   Accrued workers' compensation liability                                                718              630
   Federal and state income taxes payable                                                --                 72
   Other accrued expenses                                                               1,954            1,996
                                                                                     --------         --------
      Total Current Liabilities                                                        19,911           28,711
                                                                                     --------         --------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                           8,305             --
   Capital lease obligations, less current portion                                         66              127
   Accrued workers' compensation liability                                              1,186              198
   Client deposits                                                                        582              349
   Deferred compensation                                                                  814              587
                                                                                     --------         --------
      Total Liabilities                                                                30,864           29,972
                                                                                     --------         --------
CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000 AND $10,000, RESPECTIVELY           5,074            3,625
                                                                                     --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 9,677,632 and
      9,603,558 issued, and 6,955,266 and 6,881,192 outstanding, respectively           45,317           45,001
Other                                                                                     (24)             (28)
Accumulated deficit                                                                   (11,736)         (10,750)
                                                                                     --------         --------
                                                                                       33,557           34,223
Less - Treasury stock, 2,722,366 shares, at cost                                      (14,466)         (14,466)
                                                                                     --------         --------
         Total Shareholders' Equity                                                    19,091           19,757
                                                                                     --------         --------
         Total Liabilities and Shareholders' Equity                                  $ 55,029         $ 53,354
                                                                                     ========         ========

See Notes to Condensed Consolidated Financial Statements.

                    TEAM MUCHO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                            (000'S OMITTED)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    ------------------------      ------------------------
                                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                      2001           2000            2001          2000
                                                                    ---------      ---------      ---------      ---------
                                                                   (RESTATED &    (UNAUDITED)    (RESTATED &    (UNAUDITED)
                                                                    UNAUDITED)                    UNAUDITED)
REVENUES                                                            $ 120,130      $    --        $ 217,364      $    --
                                                                    ---------      ---------      ---------      ---------
DIRECT COSTS:
   Salaries and wages                                                 102,670           --          186,324           --
   Payroll taxes, workers' compensation
      and other direct costs                                           12,199           --           21,750           --
                                                                    ---------      ---------      ---------      ---------
      Total direct costs                                              114,869           --          208,074           --
                                                                    ---------      ---------      ---------      ---------
GROSS PROFIT                                                            5,261           --            9,290           --
                                                                    ---------      ---------      ---------      ---------
EXPENSES:
   Administrative salaries                                              2,723          1,172          5,072          2,674
   Other selling, general and
      administrative expenses                                           1,788          1,227          3,006          1,811
   Depreciation and amortization                                          648             57          1,167            106
   Restructuring cost                                                      34           --               75           --
                                                                    ---------      ---------      ---------      ---------
      Total operating expenses                                          5,193          2,456          9,320          4,591
                                                                    ---------      ---------      ---------      ---------
OPERATING INCOME (LOSS)                                                    68         (2,456)           (30)        (4,591)
   Interest expense, net                                                 (254)           (54)          (396)          (195)
                                                                    ---------      ---------      ---------      ---------
LOSS BEFORE INCOME TAXES                                                 (186)        (2,510)          (426)        (4,786)
   Income tax expense                                                     (21)          --              (36)          --
                                                                    ---------      ---------      ---------      ---------
NET LOSS                                                                 (207)        (2,510)          (462)        (4,786)
   Preferred stock dividends                                             (271)          --             (524)          --
                                                                    ---------      ---------      ---------      ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                        $    (478)     $  (2,510)     $    (986)     $  (4,786)
                                                                    =========      =========      =========      =========

Basic and diluted loss per common share                             $   (0.07)     $   (0.86)     $   (0.14)     $   (1.87)

Weighted average number of shares used in per share computation         6,955          2,934          6,926          2,561

See Notes to Condensed Consolidated Financial Statements.

                   TEAM MUCHO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                            (000'S OMITTED)

                                                                                 SIX MONTHS ENDED
                                                                             ------------------------
                                                                              JUNE 30,       JUNE 30,
                                                                               2001           2000
                                                                              --------      --------
                                                                            (RESTATED &    (UNAUDITED)
                                                                             UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $   (462)     $ (4,786)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                          1,167           106
          Issuance of common stock and warrants for services and interest         --             978
          Change in other assets and liabilities                                (1,334)          963
                                                                              --------      --------
NET CASH USED IN OPERATING ACTIVITIES                                             (629)       (2,739)
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (689)         (702)
     Cash used in acquisitions                                                  (4,250)         --
     Other                                                                        --            (116)
                                                                              --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                           (4,939)         (818)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       --           3,733
     Proceeds from bank borrowings                                               8,250           165
     Notes payable and short-term borrowing repaid                                (193)         (384)
     Payment of stock repurchase obligation                                    (11,622)         --
     Other                                                                        --             (31)
                                                                              --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (3,565)        3,483
                                                                              --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (9,133)          (74)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       10,925            74
                                                                              --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                           $  1,792      $   --
                                                                              ========      ========
Supplemental disclosure of cash flow information:
   Interest paid                                                              $    254      $     38
   Income tax paid                                                            $    516      $      1

See Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six month period ended June 30, 2000, the Company acquired $187,000 of property and equipment under capital leases, satisfied accrued interest through the issuance of warrants valued at $179,000, recorded compensation expense of $34,000 upon the granting of non-qualified stock options and satisfied accounts payable for goods and services performed through the issuance of common stock valued at $799,000.

During the six-month period ended June 30, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

During the six month period ended June 30, 2001, the Company had accrued preferred stock dividends payable in kind equivalent of $524,000 in connection with the $11,000,000 face value of preferred stock.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)


                                                   Common Stock                                    Treasury Stock
                                              -------------------------                     --------------------------
                                                Number         Value          Other           Number          Value
                                              ----------     ----------     ----------      ----------      ----------
Balance at December 31, 2000                   9,603,558     $   45,001     $      (28)     (2,722,366)     $  (14,466)
   Shares issued                                  74,074            241           --              --              --
   Warrants                                         --               75           --              --              --
   Amortization of deferred compensation            --             --                4            --              --
   Convertible preferred stock dividend             --             --             --              --              --
   Net loss                                         --             --             --              --              --
                                              ----------     ----------     ----------      ----------      ----------
Balance at June 30, 2001 - restated            9,677,632     $   45,317     $      (24)     (2,722,366)     $  (14,466)
                                              ==========     ==========     ==========      ==========      ==========

                                              Accumulated
                                                Deficit          Total
                                              ------------    ----------
Balance at December 31, 2000                  $  (10,750)     $   19,757
   Shares issued                                    --               241
   Warrants                                         --                75
   Amortization of deferred compensation            --                 4
   Convertible preferred stock dividend             (524)           (524)
   Net loss                                         (462)           (462)
                                              ----------      ----------
Balance at June 30, 2001 - restated           $  (11,736)     $   19,091
                                              ==========      ==========



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

No results of operations of TEAM America Corporation are included in the September 30, 2000 statement of operations, as the acquisition of TEAM America Corporation occurred on December 28, 2000.

The number of common shares outstanding and the weighted average number of shares used in the earnings per share calculation did not include 1,111,111 common shares that had been contingently issued but held in escrow pursuant to an Escrow Agreement dated December 28, 2000 as part of the merger between TEAM America Corporation and Mucho.com, Inc. Upon action of the Company's Board of Directors, the shares were released from escrow to the Mucho.com, Inc. shareholders on July 27, 2001.

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements should be read in conjunction with the audited financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements for the six months ended June 30, 2001 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of substantially all of the assets of Professional Staff Management, Inc. ("PSMI"), a Utah corporation, since the acquisition date of March 13, 2001. The financial statements for the six months ended June 30, 2000 include only the results of Mucho.

Effective January 1, 2001, the Company changed its financial reporting period to a 52/53-week year ending the Saturday closest to December 31. The Company believes that capturing monthly information on a 4-4-5 week basis in each quarter will provide better comparability of quarterly and monthly results. Since June 30, 2001 was a Saturday, this change had no financial statement impact.

The June 30, 2001 condensed consolidated balance sheets, statement of operations, statements of cash flows, and statement of changes in shareholders' equity included herein, have been restated to reflect errors resulting primarily from revisions to purchase accounting related to the acquisition of TEAM America by Mucho.com, and from errors in the valuation of workers' compensation reserves ($866,000). The $237,000 represents purchase accounting errors from the first quarter that had not been identified until the second quarter. Changes in the valuation of workers' compensation reserves contribute $741,000 to the adjustment of second quarter direct costs. The impact of this restatement to earnings for the quarter and year-to-date ended June 30, 2001 is as follows (in thousands except for per share amounts):

                                     THREE MONTHS ENDED JUNE 30, 2001              SIX MONTHS ENDED JUNE 30, 2001
                                 ----------------------------------------     ----------------------------------------
                                      AS                                          AS
                                  ORIGINALLY                                  ORIGINALLY
                                  REPORTED      CORRECTION    AS RESTATED      REPORTED      CORRECTION     AS RESTATED
                                   ---------     ---------      ---------      ---------      ---------      ---------
Net Sales                          $ 119,893     $     237      $ 120,130      $ 217,364      $    --        $ 217,364
Direct Costs                         114,003           866        114,869        207,129            945        208,074
                                   ---------     ---------      ---------      ---------      ---------      ---------
   Gross Profit                    $   5,890     $    (629)     $   5,261      $  10,235      $    (945)     $   9,290

Operating income (loss)            $     714     $    (646)     $      68      $     926      $    (956)     $     (30)
Net Income  (loss)                 $     384     $    (591)     $    (207)     $     434      $    (896)     $    (462)

Net income (loss) attributable
  to common shareholders           $     113     $    (591)     $    (478)     $     (90)     $    (896)     $    (986)

Loss per share:
   Basic                           $    0.02     $   (0.09)     $   (0.07)     $   (0.01)     $   (0.13)     $   (0.14)
   Diluted                         $    0.02     $   (0.09)     $   (0.07)     $   (0.01)     $   (0.13)     $   (0.14)

Number of shares used
  in per share computation:
   Basic                               6,955          --            6,955          6,926           --            6,926
   Diluted                             6,996           (41)         6,955          6,926           --            6,926

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company expects full year 2001 goodwill amortization to be approximately $1.7 million. As a result of adopting SFAS 142, the Company will not recognize any goodwill amortization in 2002 or subsequent years. The Company is evaluating what, if any, additional impact the statements may have on its results of operations and financial position.

NOTE 4 - PURCHASE OF ASSETS OF PROFESSIONAL STAFF MANAGEMENT, INC.

As of March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. The consideration of $6,491,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock of TEAM Mucho, Inc. (74,074 shares with a fair market value of $241,000 at the date of the acquisition) and convertible preferred stock with a face amount of $1,000,000 and warrants. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was preliminarily allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,391,000 was recorded related to this transaction and will be amortized over 20 years until the adoption of SFAS 142.

NOTE 5 -  ACCOUNTING POLICIES

The financial statements should be read in conjunction with the audited consolidated financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 6 -  LOSS PER SHARE

Loss per share was determined in accordance with SFAS No. 128. There are no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

In the calculation of net loss per share for the three and six month periods ended June 30, 2001 and 2000, warrants and common stock equivalents were excluded from the calculation because their assumed exercise would have been anti-dilutive.

NOTE 7 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three-month and six-month periods ended June 30, 2001 and 2000.

The pro-forma results of operations for the six-month period ended June 30, 2000 include the unaudited results of Mucho and the pro-forma results of TEAM America and PSMI as if they were acquired by Mucho as of January 1, 2000. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

The pro-forma results of operations for the six-month period ended June 30, 2001 include the unaudited results of Mucho, including TEAM America and the pro-forma results of PSMI as if it had been acquired by Mucho as of January 1, 2000. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

                                                          (000'S OMITTED EXCEPT PER SHARE DATA)
                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ------------------------      ------------------------
                                                    JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                      2001           2000           2001          2000
                                                   ---------      ---------      ---------      ---------
Revenue                                            $ 120,130      $ 146,868      $ 244,093      $ 279,173
Operating income (loss)                            $      68      $  (1,906)     $       4      $  (4,151)
Net loss                                           $    (207)     $  (2,129)     $    (524)     $  (4,712)

Net loss attributable to common shareholders       $    (478)     $  (2,397)     $  (1,066)     $  (5,248)

Net loss per common share:
     Basic                                         $   (0.07)     $   (0.02)     $   (0.15)     $   (0.54)
     Diluted                                       $   (0.07)     $   (0.02)     $   (0.15)     $   (0.54)
Weighted average number of shares outstanding:
     Basic                                             6,955          6,144          6,949          6,296
     Diluted                                           6,955          6,144          6,949          6,296

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

Further, any additional acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after an acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, in January 2003. The Credit Agreement is secured by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants. The financial covenants include, among others, a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. At June 30, 2001, the Company was in compliance with all financial covenants.

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

NOTE 10 - INCOME TAXES

No provision for income taxes was provided for the period ended June 30, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $6,700,000, subject to annual limitations, which begin to expire in 2019. At June 30, 2001, the provision for income taxes includes federal provision (less eligible NOL's) and state and local income taxes not subject to state operating loss carryforwards.

The effective tax rate for the quarter ended June 30, 2001 differs from the expected rates due to non-deductible goodwill and utilization of NOL's.

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

Effective January 1, 2001, the preferred shareholders and the Company agreed to eliminate the mandatory redemption feature of the preferred shares, therefore, accretion to the redeemable amount ceased. However, under certain conditions, the preferred shareholders may "put" their shares to the Company, therefore, the preferred stock is not included in Shareholders' Equity. In connection with the elimination of the mandatory redemption feature, the preferred stock agreement was amended such that the Company is committed to complete a secondary offering of common stock in which the preferred shareholders can participate, prior to June 28, 2004. In the event the Company fails to complete the secondary offering, the preferred shareholders will be granted a secondary lien on the assets of the Company, and the Company will be deemed to be in default of the preferred stock agreement.

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

The December 31, 2000 balance sheet of the Company includes the balance sheet of Mucho consolidated with the balance sheet of TEAM America Corporation, after the applicable preliminary purchase accounting adjustments. No results of operations of TEAM America Corporation are included in the March 31 and June 30, 2000 consolidated statements of operations included in this Quarterly Report.

The following tables should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q/A No. 1, as well as the factors set forth under the caption "Forward Looking Information" below.

The tables below are presented to facilitate comparison between current period results and the historical results of TEAM America.

The assets acquired from Professional Staff Management, Inc. are operated as a division ("TEAM PSMI") of the Company. The results of operations of TEAM PSMI from March 13, 2001 are combined with the TEAM America division and shown under the heading BPO (Business Process Outsourcing) in the three-month and six-month periods ended June 30, 2001 in the tables below. The tables also includes the results of TEAM America Corporation for the three month and six month periods ended June 30, 2000, which are included for comparison because TEAM America Corporation was the registrant for those periods. The Company operates in the business process outsourcing industry.

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

  THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                                       (000'S OMITTED)                             (000'S OMITTED)
                                                                                  THREE MONTHS ENDED
                                     THREE MONTHS ENDED JUNE 30, 2001                  JUNE 30,
                                   ---------------------------------------      ------------------------
                                                                                  2000           2000
                                                                                ---------      ---------
                                                                                                 TEAM
                                     MUCHO           BPO           TOTAL         MUCHO          AMERICA
                                   ---------      ---------      ---------      ---------      ---------
Revenue                            $      28      $ 120,102      $ 120,130      $    --        $ 106,722
Gross profit                              28          5,233          5,261           --            4,412
Operating income (loss)                 (399)           467             68         (2,456)           647
Interest expense                          (5)          (249)          (254)           (54)           (34)
Income (loss) before taxes              (404)           218           (186)        (2,510)           613
Net income (loss)                       (404)           197           (207)        (2,510)           199
Net income (loss) attributable
   to common shareholders          $    (404)     $     (74)     $    (478)     $  (2,510)     $     199

The above BPO and Total columns for the three-month period ended June 30, 2001 include $271,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $120,130,000 for the three months ended June 30, 2001, compared to Mucho revenue of $0 for the comparable three-month period ended June 30, 2000. The BPO segment accounted for $120,102,000 and Mucho had revenues of $28,000. The increase in Mucho revenue versus the same period in 2000 and increased BPO revenues from the TEAM PSMI acquisition contributed to the increased revenues.

DIRECT COSTS/GROSS PROFIT

For the quarter ended June 30, 2001, consolidated direct costs were $114,869,000, or 95.62% of revenue. The gross margin was $5,261,000, or 4.38% of revenue. Within the BPO segment, reductions in the TEAM America division's direct costs, as well as an increase in billing rates for previously less profitable customers, favorably impacted gross profit. An increase in workers' compensation billing rates in the fourth quarter of 2000 and continued conservative underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the quarter ended June 30, 2001, consolidated operating expenses were $5,193,000, or 4.32% of revenue, compared to $2,456,000 for Mucho in the second quarter of 2000. Mucho decreased its operating expense by $2,029,000, with $664,000 in payroll related reductions and $1,365,000 in other selling, general and administrative reductions. Within the BPO segment, operating expenses increased by $1,002,000 primarily from the inclusion of the TEAM PSMI division. Payroll reductions in the TEAM America division of $194,000 were offset by increases in depreciation and amortization related to acquisitions of $130,000.

OPERATING INCOME (LOSS)

For the quarter ended June 30, 2001, the consolidated operating income was $68,000, compared to a loss of $2,456,000 for Mucho in the comparable quarter in 2000. Mucho's improvement of $2,057,000 was due to expense reduction. Lower incremental operating expenses in the TEAM PSMI division following the integration of business operations contributed to improvement in operating income in the BPO segment.

INTEREST INCOME (EXPENSE)

For the quarter ended June 30, 2001, the consolidated interest expense was $254,000, compared to net interest expense of $54,000 for Mucho in the second quarter of 2000. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the three-month period ended June 30, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards available for federal tax purposes of approximately $6,700,000, subject to annual limitations, for use in 2001 and thereafter. For the three months ended June 30, 2001, the provision for income taxes of $21,000 includes a federal provision (less eligible NOL's) and state and local income taxes not subject to federal net operating loss carryforwards.

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net loss for the quarter ended June 30, 2001, was $207,000, or $(.03) per share on a basic and diluted basis, compared to a net loss for the quarter ended June 30, 2000 of $2,510,000, or $(.86) per share. Preferred stock dividends of $271,000 for the quarter ended June 30, 2001 resulted in a loss attributable to common shareholders of $478,000, or $(.07) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted average number of shares outstanding at June 30, 2001 and 2000 excludes options and warrants from the calculation because they are anti-dilutive.

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000


                                              (000'S OMITTED)                      (000'S OMITTED)
                                                                                    SIX MONTHS ENDED
                                        SIX MONTHS ENDED JUNE 30, 2001                 JUNE 30,
                                   ---------------------------------------      ------------------------
                                                                                 2000            2000
                                                                                --------       ---------
                                                                                                 TEAM
                                     MUCHO           BPO           TOTAL          MUCHO         AMERICA
                                   ---------      ---------      ---------      ---------      ---------
Revenue                            $      69      $ 217,295      $ 217,364      $    --        $ 203,705
Gross profit                              69          9,221          9,290           --            8,368
Operating income (loss)                 (965)           935            (30)        (4,591)         1,091
Interest expense                         (11)          (385)          (396)          (195)           (64)
Income (loss) before taxes              (976)           550           (426)        (4,786)         1,027
Net income (loss)                       (977)           515           (462)        (4,786)           350
Net income (loss) attributable
   to common shareholders          $    (977)     $      (9)     $    (986)     $  (4,786)     $     350

The above BPO and Total columns for the six-month period ended June 30, 2001 include $524,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $217,364,000 for the six months ended June 30, 2001, compared to Mucho revenue of $0 for the comparable six-month period ended June 30, 2000. The BPO segment contributed revenues of $217,295,000 and Mucho contributed $69,000. The increase in Mucho revenue versus the same period in 2000 and increase in BPO revenues from the TEAM PSMI acquisition contributed to the increased consolidated revenues.

DIRECT COSTS/GROSS PROFIT

For the six months ended June 30, 2001 consolidated direct costs were $208,074,000, or 95.73% of revenue, and the gross margin was $9,290,000, or 4.27%. Within the BPO segment, reductions in the TEAM America division's direct costs, as well as an increase in billing rates for previously less profitable customers favorably impacted gross profits. An increase in workers' compensation billing rates in the fourth quarter of 2000 and continued conservative underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the six months ended June 30, 2001, consolidated operating expenses were $9,320,000, or 4.29% of revenue, compared to $4,591,000 for Mucho through six months of 2000. Mucho decreased its operating expense by $3,557,000, primarily from $1,725,000 in payroll related reductions and $1,858,000 in other selling, general and administrative reductions. Within the BPO segment, operating expenses increased by $1,009,000 primarily from the inclusion of the TEAM PSMI division. Payroll reductions in the TEAM America division of $536,000 were offset by increases in depreciation and amortization related to acquisitions of $117,000.

OPERATING INCOME (LOSS)

For the six-month period ended June 30, 2001, the consolidated operating loss was $30,000, compared to a loss of $4,591,000 for Mucho in the comparable period in 2000. Mucho's improvement of $3,626,000 was due to expense reductions.

INTEREST INCOME (EXPENSE)

Through the six months ended June 30, 2001, the consolidated interest expense was $396,000 compared to net interest expense of $195,000 for Mucho in the same period of 2000. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the six-month period ended June 30, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $6,700,000, subject to annual limitations, for use in 2001 and thereafter. For the six months ended, June 30, 2001, the provision for income taxes of $36,000 includes a federal provision (less eligible NOL's) and state and local income taxes not subject to federal net operating loss carryforwards.

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net loss for the six months ended June 30, 2001, was $462,000, or $(.07) per share on a basic and diluted basis, compared to a net loss for the six months ended June 30, 2000 of $4,786,000, or $(1.87) per share. Preferred stock dividends of $524,000 for the six month period ended June 30, 2001 resulted in a net loss attributable to common shareholders of $986,000, or $(.14) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted average number of shares outstanding at June 30, 2001 and 2000 excludes options and warrants from the calculation because they are anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficit of $2,003,000, a $2,800,000 improvement over the December 2000 working capital deficit of $4,803,000.

During 2001, in connection with the merger with TEAM America Corporation and related financing, the Company incurred expenses of approximately $1,560,000 that were appropriately capitalized as goodwill or debt issuance costs, which are non-current assets. As of June 30, 2001, all such costs have been paid, or accrued, thus significantly contributing to the working capital deficit.

The Company expects to continue to improve its working capital position in the near future. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). For the quarter ended June 30, 2001, EBITDA was $716,000 compared to a negative EBITDA of $2,399,000 for Mucho in June 2000. The improvement of $3,115,000 included a reduction of the Mucho negative EBITDA by $2,059,000 and a contribution of $1,056,000 from the BPO segment.

Net cash used in operating activities was $629,000 for the six months ended June 30, 2001 compared with $2,739,000 used in operating activities for the six months ended June 30, 2000. The $2,110,000 improvement was due to the decrease in net loss from period to period, net of changes in working capital. During the six months ended June 30, 2000, the Company paid $978,000 in expenses through the issuance of stock and warrants.

Net cash used in investing activities was $4,939,000 for the six months ended June 30, 2001 compared to $818,000 for the six months ended June 30, 2000. The primary reason for the increase was the use of $4,250,000 of cash to purchase the assets of PSMI in March 2001. Additions to property and equipment were $689,000 in the six months ended June 30, 2001 compared to $702,000 in the six months ended June 30, 2000. The 2001 additions were primarily software development related to the web enablement of TEAM Direct, the Company's proprietary operating software system.

Net cash used by financing activities was $3,565,000 for the six months ended June 30, 2001 compared with $3,483,000 provided by financial activities for the six months ended June 30, 2000. In the six months ended June 30, 2000, the Company issued common stock for $3,733,000 and used $384,000 to repay borrowed funds. In January 2001, the Company paid $11,622,000 in connection with a stock repurchase agreement from December 2000. In January 2001, the Company borrowed $4,000,000 from a bank and paid $696,000 in related fees for the bank line. In March 2001, the Company borrowed an additional $4,250,000 in connection with the acquisition of the assets of PSMI as well as obtained $1.0 million of seller financing.

The Company's acquisition line at June 30, 2001 was $18,000,000. At that date, the Company had borrowed $8,250,000 against that line and had letters of credit totaling $1,750,000 issued on its behalf, leaving an available balance of approximately $8,000,000 for future acquisitions. In the second quarter of 2001, the Company repaid $135,000 against the acquisition line.

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

Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward looking statements is contained under the caption "Business Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission and may be amended from time to time. Forward looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward looking statements. In addition, the Company does not have any intention or obligation to update forward looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the second quarter ended June 30, 2001:

                  NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  TEAM MUCHO, INC.


                                  BY:  /s/ Jose C. Blanco
                                       ---------------------------------------
                                           Chief Financial Officer and
                                           Authorized Signing Officer
December 10, 2001