Form 10-Q
period 2001-09-29
TEAM MUCHO INC
filed 2001-12-10
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 29, 2001

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

                  Yes  [ ]     No    |X|   See Note 2 to the condensed
                                           consolidated financial statements

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON SEPTEMBER 29, 2001 WAS 8,057,177.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                               SEPTEMBER 29, 2001

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                 Page
                                                                                                  No.

Item 1.   Financial Statements:

         Condensed Consolidated Balance Sheets - September 29, 2001 (unaudited)
         and December 31, 2000                                                                     3

         Condensed Consolidated Statements of Operations - Three and nine-month periods ended September 29, 2001 (unaudited) and September 30, 2000
         (unaudited)                                                                               5

         Condensed Consolidated Statements of Cash Flows - Nine-month periods
         ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)                   6

         Condensed Consolidated Statement of Changes in Shareholders' Equity - Nine-month
         period ended September 29, 2001 (unaudited)                                               8

         Notes to Condensed Consolidated Financial Statements                                      9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   13


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                      20

Item 6.   Exhibits and Reports on Form 8-K                                                        20

Signatures                                                                                        21


Note: Item 3 of Part I and Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                           TEAM MUCHO, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                           (000's omitted except share data)

                                                                                         SEPTEMBER 29,    DECEMBER 31,
                                                                                            2001              2000
                                                                                         ----------       ----------
                                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                  $        3      $   10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $200 and $200, respectively            2,595           1,978
      Unbilled revenues                                                                       9,480           8,792
      Other receivables                                                                       1,504           1,461
                                                                                         ----------      ----------
         Total receivables                                                                   13,579          12,231
                                                                                         ----------      ----------

   Prepaid expenses                                                                             371             332
   Deferred income tax asset                                                                  1,901             420
                                                                                         ----------      ----------
            Total current assets                                                             15,854          23,908
                                                                                         ----------      ----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                              2,259           1,581
                                                                                         ----------      ----------

OTHER ASSETS:
    Intangibles, primarily goodwill, net                                                     34,466          26,732
    Cash surrender value of life insurance policies                                             653             587
    Deferred income tax asset                                                                   249             249
    Other                                                                                     1,303             297
                                                                                         ----------      ----------
           Total other assets                                                                36,671          27,865
                                                                                         ----------      ----------
                      Total assets                                                       $   54,784      $   53,354
                                                                                         ==========      ==========

Continued on next page

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                        (000's omitted except share data)

                                                                                     SEPTEMBER 29,            DECEMBER 31,
                                                                                         2001                    2000
                                                                                     ------------            ------------
                                                                                     (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                    $      1,888            $       --
   Trade accounts payable                                                                     835                   1,954
   Capital lease obligations, current portion                                                 135                     103
   Bank debt, current portion                                                                 851                    --
   Stock repurchase obligation                                                               --                    11,622
   Accrued compensation                                                                     8,856                   8,367
   Accrued payroll taxes and insurance                                                      4,333                   3,967
   Accrued workers' compensation liability, current portion                                   937                     630
   Federal and state income taxes payable                                                      49                      72
   Other accrued expenses                                                                   1,909                   1,996
                                                                                     ------------            ------------
      Total current liabilities                                                            19,793                  28,711
                                                                                     ------------            ------------

LONG-TERM LIABILITIES:
   Bank debt, less current portion                                                          8,129                    --
   Capital lease obligations, less current portion                                            158                     127
   Fair market value of derivative instruments                                                221                    --
   Accrued workers' compensation liability, less current portion                            1,160                     198
   Client deposits and other liabilities                                                      715                     349
   Deferred compensation                                                                      653                     587
                                                                                     ------------            ------------
      Total liabilities                                                                    30,829                  29,972
                                                                                     ------------            ------------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000 AND
$10,000, RESPECTIVELY                                                                       5,362                   3,625
                                                                                     ------------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,788,743
      and 9,603,558 issued, 8,057,177 and 6,881,192 outstanding, respectively              45,317                  45,001
   Other                                                                                      (22)                    (28)
   Accumulated deficit                                                                    (12,207)                (10,750)
                                                                                     ------------            ------------
                                                                                           33,088                  34,223
Less - Treasury stock, 2,731,566 and 2,722,366 shares, respectively, at cost              (14,495)                (14,466)
                                                                                     ------------            ------------
      Total shareholders' equity                                                           18,593                  19,757
                                                                                     ------------            ------------
         Total liabilities and shareholders' equity                                  $     54,784            $     53,354
                                                                                     ============            ============

See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                  (000'S OMITTED EXCEPT PER SHARE INFORMATION)

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      -----------------------------  ----------------------------
                                                                       SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                                                           2001          2000            2001           2000
                                                                       ------------- -------------   -----------    -------------
                                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)  (UNAUDITED)

REVENUES                                                                $ 110,874      $      41       $ 328,238      $      41
                                                                        ---------      ---------       ---------      ---------

DIRECT COSTS:
   Salaries and wages                                                      95,565           --           281,889           --
   Payroll taxes, workers' compensation
      and other direct costs                                                9,462           --            31,212           --
                                                                        ---------      ---------       ---------      ---------
         Total direct costs                                               105,027           --           313,101           --
                                                                        ---------      ---------       ---------      ---------
GROSS PROFIT                                                                5,847             41          15,137             41
                                                                        ---------      ---------       ---------      ---------

EXPENSES:
   Administrative salaries                                                  2,794          1,089           7,866          3,763
   Other selling, general and
      administrative expenses                                               1,621            631           4,627          2,442
   Depreciation and amortization                                              818             82           1,985            188
   Restructuring charges                                                      309           --               384           --
                                                                        ---------      ---------       ---------      ---------
        Total operating expenses                                            5,542          1,802          14,862          6,393
                                                                        ---------      ---------       ---------      ---------
OPERATING INCOME (LOSS)                                                       305         (1,761)            275         (6,352)

   Interest expense, net                                                     (231)           (57)           (627)          (252)
   Interest expense - fair value loss of derivative instruments              (221)          --              (221)          --
                                                                        ---------      ---------       ---------      ---------
LOSS BEFORE INCOME TAXES                                                     (147)        (1,818)           (573)        (6,604)
   Income tax expense                                                         (36)          --               (72)          --
                                                                        ---------      ---------       ---------      ---------
NET LOSS                                                                     (183)        (1,818)           (645)        (6,604)
   Preferred stock dividends                                                 (288)          --              (812)          --
                                                                        ---------      ---------       ---------      ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:                           $    (471)     $  (1,818)      $  (1,457)     $  (6,604)
                                                                        =========      =========       =========      =========

Basic and diluted loss per common share:                                $   (0.06)     $   (0.64)      $   (0.20)     $   (2.44)

Weighted average number of shares used in loss per share computation:       7,491          2,853           7,114          2,703


See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                        (000's omitted except share data)

                                                                                           NINE MONTHS ENDED
                                                                                  ---------------------------------
                                                                                  SEPTEMBER 29,        SEPTEMBER 30,
                                                                                      2001                 2000
                                                                                  ------------         ------------
                                                                                   (UNAUDITED)          (UNAUDITED)


CASH FLOW USED IN OPERATING ACTIVITIES:
     Net loss                                                                     $       (645)        $     (6,604)
     Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                                  1,985                  188
          Issuance of common stock for services                                           --                    970
          Loss on swap                                                                     221                 --
          Changes in assets and liabilities                                             (3,338)               1,208
                                                                                  ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (1,777)              (4,238)
                                                                                  ------------         ------------

CASH FLOW USED IN INVESTING ACTIVITIES:
     Cash used in acquisitions                                                          (4,250)                  --
     Reduction in short-term investments and marketable securities                          --                  (80)
     Purchase of property and equipment                                                 (1,146)                (745)
                                                                                  ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (5,396)                (745)
                                                                                  ------------         ------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               --                  4,780
     Buy-back of treasury stock                                                            (29)                --
     Proceeds from bank debt                                                             8,250                 --
     Short term borrowings repaid                                                         (270)                --
     Payment of stock repurchase obligation                                            (11,622)                --
     Proceeds from issuance of convertible note                                           --                    955
     Proceeds from loans payable to stockholders                                          --                   (561)
     Payment on capital lease obligations                                                  (78)                 (54)
                                                                                  ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (3,749)               5,040
                                                                                  ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (10,922)                  57
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                               10,925                   74
                                                                                  ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $          3         $        131
                                                                                  ============         ============

Supplemental schedule of noncash investing and financing activities:
   Assets acquired under capital leases                                           $        141         $        207
                                                                                  ------------         ------------

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $        548         $         46
                                                                                  ------------         ------------
   Income taxes paid                                                              $        521         $          1
                                                                                  ------------         ------------

See Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine-month period ended September 30, 2000, the Company acquired $207,000 of property and equipment under capital leases, satisfied accrued interest through the issuance of warrants valued at $183,000, recorded compensation expense of $34,000 upon the granting of non-qualified stock options and satisfied accounts payable for goods and services performed through the issuance of common stock valued at $970,000.

During the nine-month period ended September 29, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000, Series A convertible preferred stock with a face amount of $1,000,000, and warrants valued at $75,000.

During the nine-month period ended September 29, 2001, the Company had accrued preferred stock dividends payable in kind equivalent to $812,000 in connection with the $11,000,000 face value of preferred stock.


See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001

                    (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)


                                            Common Stock                             Treasury Stock
                                       -----------------------                 ------------------------    Accumulated
                                         Number        Value        Other        Number          Value       Deficit      Total
                                       ----------   ----------   ----------    ----------    ----------    ----------   ----------

Balance at December 31, 2000            9,603,558   $   45,001   $      (28)   (2,722,366)   $  (14,466)   $  (10,750)  $   19,757
Shares issued                           1,185,185          241         --            --            --            --            241
Warrants                                     --             75         --            --            --            --             75
 Acquisition of treasury stock               --           --           --          (9,200)          (29)         --            (29)
 Amortization of deferred compensation       --           --              6          --            --            --              6
Preferred stock dividends                    --           --           --            --            --            (812)        (812)
Net loss                                     --           --           --            --            --            (645)        (645)
                                       ----------   ----------   ----------    ----------    ----------    ----------   ----------
Balance at September 29, 2001          10,788,743   $   45,317   $      (22)   (2,731,566)   $  (14,495)   $  (12,207)  $   18,593
                                       ==========   ==========   ==========    ==========    ==========    ==========   ==========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM Mucho, Inc. (the "Company"), an Ohio Corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM Mucho, Inc. was created by the December, 2000 reverse merger of online business center Mucho.com, Inc. and TEAM America Corporation, a market leader in human resource
(PEO) services. TEAM America Human Resources currently has the number-one PEO market share position in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee and Mississippi, and top-five positions in Northern and Southern California and Dallas, Texas. TEAM America's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

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

Prior to July 27, 2001, the number of common shares outstanding and the weighted average number of shares used in the earnings per share calculation did not include 1,111,111 common shares that had been contingently issued but held in escrow pursuant to an Escrow Agreement, dated December 28, 2000, as part of the merger between TEAM America Corporation and Mucho.com, Inc. The terms of the agreement were met and the Board of Directors approved the release of shares from escrow to the Mucho.com, Inc. shareholders on July 27, 2001. Under reverse acquisition accounting, these shares are treated similar to a stock dividend.

NOTE 2 - DELAY IN FILING QUARTERLY REPORT

On November 15, 2001, the Company filed a Notification of Late Filing relating to its Quarterly Report for the quarter ended September 29, 2001. At that time, the Company was unable to file the Form 10-Q as required due to delays in preparing its financial statements for the period ended September 29, 2001.

During the third quarter, the Company undertook a "fast-track" implementation of new accounting software. The Company was not able to complete the implementation in time to file its Form 10-Q due to problems encountered in the integration of the accounting system with the Company's underlying operating system. These problems were subsequently resolved. Additionally, the Company believes it has implemented additional measures to ensure that these issues do not recur, which will improve the Company's financial reporting and internal control processes.

As part of filing the third quarter Form 10-Q, errors were identified relating to the first and second quarters. Form 10-Q/A's have been filed to reflect the restated results.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company expects full year 2001 goodwill amortization to be approximately $1.9 million. As a result of adopting FAS 142, the Company will not recognize any goodwill amortization in 2002 or subsequent years and will evaluate goodwill annually for impairment. The Company is evaluating what, if any, additional impact the statements may have on its results of operations and financial position.

NOTE 4 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements should be read in conjunction with the audited financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements for the nine months ended September 29, 2001 include the results of TEAM Mucho, Inc. for the entire period and the results from the acquisition of substantially all of the assets of Professional Staff Management, Inc. ("PSMI"), a Utah corporation, since the acquisition date (March 13, 2001). The financial statements for the nine months ended September 30, 2000 include only the results of Mucho.

Effective January 1, 2001, the Company changed its financial reporting period to a 52/53-week year ending the Saturday closest to December 31. The Company believes that capturing monthly information on a 4-4-5 week basis in each quarter will provide better comparability of quarterly and monthly results. Mucho maintained its accounting records according to calendar quarters and therefore its third quarter for 2000 ended on September 30, 2000. Although TEAM Mucho, Inc.'s third quarter for 2001 ends on September 29, 2001, the one-day difference, in itself, is not deemed to be significant.

NOTE 5 - PURCHASE OF ASSETS OF PROFESSIONAL STAFF MANAGEMENT, INC.

As of March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. The consideration of $6,491,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock of TEAM Mucho, Inc. (74,074 shares with a fair market value of $241,000 at the date of the acquisition) and convertible preferred stock with a face amount of $1,000,000 and warrants. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was preliminarily allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,391,000 was recorded related to this transaction and will be amortized over 20 years until the adoption of FAS 142 on January 1, 2002.

NOTE 6 -  INTEREST RATE SWAP

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires that the company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In July 2001, the Company entered into an interest rate swap. The following is a summary of the fair value gain/(loss) of the Company's swap, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of September 29, 2001. The fair values are based on quoted market prices for the same or similar instruments. The Company has not met all the conditions to make the interest rate swap an effective hedge for accounting purposes. Accordingly, the change in the fair value of the swap is recorded in the statement of operations.

                              Notional            Fair Value
                               Amount             Gain/(Loss)
                         -------------------   ------------------

Interest Rate Swaps          $ 6,492,063          $ (220,941)


The counterparts to these contracts are major financial institutions. Management believes the risk of loss due to default by the financial institution is remote.

NOTE 7 -  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were determined in accordance with SFAS No. 128. There are no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

In the calculation of net loss per share for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, warrants and common stock equivalents were excluded from the calculation because their assumed exercise would have been anti-dilutive.

NOTE 8 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000.

The pro-forma results of operations from the three and nine month periods ended September 30, 2000 include the unaudited results of Mucho and the pro-forma results of TEAM America and PSMI as if they were acquired by TEAM Mucho as of January 1, 2000. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

The pro-forma results of operations from the nine-month period ended September 29, 2001 include the unaudited results of Mucho, including TEAM America and the pro-forma results of PSMI as if it had been acquired by TEAM Mucho as of January 1, 2001. The primary adjustments from the historical results of PSMI include amortization of goodwill, preferred stock dividends and interest.





                                                                                               (000'S OMITTED)

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         ----------------------------  ----------------------------
                                                                         SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                                                             2001           2000            2001           2000
                                                                         ------------   ------------   ------------   ------------
                                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)

Revenue                                                                   $ 110,874      $ 144,690      $ 356,848      $ 421,189
Operating income (loss)                                                   $     305      $    (887)     $     361      $  (5,115)
Net loss                                                                  $    (183)     $  (1,119)     $    (647)     $  (5,994)

Net loss attributable to
  common shareholders                                                     $    (471)     $  (1,389)     $  (1,459)     $  (6,806)

Loss per common share:
  Basic                                                                   $   (0.06)     $   (0.23)     $   (0.21)   $   (1.13)
Weighted average number of shares outstanding:
  Basic                                                                       7,491          6,160          7,114        6,010


NOTE 9 - BANK LINE OF CREDIT

Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided for an initial advance of $4,000,000, which was made to the Company on January 3, 2001. The Credit Agreement also provides for acquisition loans up to an aggregate of an additional $14,000,000. In March 2001, the Company made a $4,250,000 draw against the acquisition loan for the purchase of substantially all of the assets of PSMI. Additionally, the Credit Agreement provides for the issuance of letters of credit of up to $2,000,000. In January 2001, the Company replaced an existing letter of credit for $750,000 with a letter of credit under the Credit Agreement. As part of the PSMI acquisition, there was $1 million of seller financing that is supported by a $1,000,000 letter of credit that expires on July 13, 2002. The seller financing is repaid as the seller makes draws under the letter of credit to satisfy obligations to its creditors. In September 2001, $200,000 was drawn on the letter of credit. Draws under this letter of credit are funded by the Credit Agreement. The Company has approximately $8,000,000 remaining under the Credit Agreement.

Interest due under the Credit Agreement is payable monthly in arrears at prime plus 1% or at LIBOR plus 3.50%, as specified by the Company at the date of the advance, and can be modified at the beginning of every calendar quarter for both the initial advance and acquisition loans. The initial advance of $4,000,000 is payable in 42 equal monthly installments of principal and interest, beginning in February 2003. The $4,250,000 draw on March 13, 2001 is payable in 63 equal monthly installments of principal and interest beginning April 2001.

Further, any additional acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after an acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, in January 2003. The Credit Agreement is collateralized by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants. The financial covenants include, among others, a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. At September 29, 2001, the Company was not in compliance with the current ratio financial covenant, but has obtained the appropriate waivers from its lenders.

NOTE 10 - STOCK REPURCHASE

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

NOTE 11 - INCOME TAXES

No provision for income taxes was provided for the period ended September 30, 2000 due to operating losses for that period. At December 31, 2000, the Company had net operating loss carryforwards (NOL's) available for federal income tax purposes of approximately $6,700,000 that are subject to annual limits and begin to expire in 2019. At September 29, 2001, the provision for income taxes includes federal provision, less eligible NOL's, and includes state and local income taxes not subject to state operating loss carryforwards.

The effective tax rate for the quarter ended September 29, 2001 differs from the statutory rates due to non-deductible goodwill and utilization of NOL's.

NOTE 12 - PREFERRED STOCK

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

At September 29, 2001, the Company had issued, or accrued for issuance, preferred stock dividends payable in kind equivalent to $812,300.

NOTE 13 - RESTRUCTURING COSTS

During the three and nine-month periods ended September 29, 2001, the Company incurred restructuring costs, in conjunction with the TEAM America Corporation acquisition, related to relocation of certain key executives in connection with transferring its headquarters from California to Columbus, Ohio. These relocations were made in order to allow the Company to focus on its PEO business in conjunction with a de-emphasis on its online business center business. All such costs will be expensed when incurred and are expected to be incurred prior to December 31, 2001.

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

The December 31, 2000 balance sheet of the Company includes the balance sheet of Mucho consolidated with the balance sheet of TEAM America Corporation, after the applicable preliminary purchase accounting adjustments. No results of operations of TEAM America Corporation are included in the September 30, 2000 consolidated statement of operations included in this Quarterly Report.

The Company maintains three workers' compensation policies which cover corporate employees, worksite employees co-employed by the Company and PEO clients. The Company does not provide workers' compensation to non-employees of the Company.

The Company's primary workers' compensation insurance provider is The Hartford Insurance Company ("Hartford") which provides coverage for substantially all of the Company's worksite and corporate employees. The current Hartford policy covers the 15-month period from October 1, 2000 through December 31, 2001, and is a large deductible retro type program ($250,000 deductible per claim) with a maximum liability cap. Premium for this policy is paid on a monthly basis based upon estimated payroll for the policy period and is subject to a policy audit by Hartford. In addition to monthly premium payments, the Company makes monthly pre-fund payments against which claims are paid. This monthly pre-fund amount is $329,167 or $4,937,500 for the 15-month policy period. If the losses under the policy are less than the amount the Company paid towards the pre-fund, Hartford will refund the difference to the Company. If the losses in the policy period are greater than the pre-fund, the Company will have to pay Hartford based on the retro calculation not to exceed the program maximum. There is a maximum pre-fund which is currently estimated at $6,187,500. The program maximum is based on audited policy period payroll. The amount of claims incurred in any policy may vary, and in a policy with significantly fewer claims than estimated, the amount of refund from this account may be significant. The Company records in direct expenses a monthly amount based upon its estimate of the total year's calculated ultimate claims exposure. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and independent insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including historical loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, the Company relies on actuarial tables to estimate its ultimate claims expense. These costs also include the fixed costs charged by the insurance carrier to support the program.

The Company maintains a separate self-insured workers' compensation program for its Ohio PEO clients and employees. The Ohio self-insured program commenced on July 1, 1999 and has been in force for a substantial number of the Ohio leased worksite employees and all Ohio corporate employees. The Company also maintains an excess loss insurance policy for the Ohio self-insured program with a $450,000 per claim deductible for the December 1, 2000 to December 31, 2001 policy period. The balance of Ohio co-employees is covered under the State of Ohio Bureau of Workers' Compensation program. Not unlike the Hartford program, the Company records an expense monthly for the ultimate expected claim expense plus any fees for both programs.

The Company's clients are billed at fixed rates which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs which are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

The insurance business is a cyclical business. Continuing disappointing results for insurers over the last few years has led, during the last quarter of 2000, to a definite "hardening" in market pricing. This increase in pricing became even more apparent and wide-ranging throughout the summer of 2001.

The events of September 11, 2001 have created greater uncertainty in insurance markets. The $40 billion estimated loss for the insurance industry, while staggering and the size of three Hurricane Andrews, has provoked many carriers to review their capital positions. As a result, for the first time, underwriters are beginning to question "clusters" of different risks that they might insure at any one location. Due to the geographic distribution of its PEO clients, the Company is minimally exposed in this area. However, the Company does anticipate significant increases in insurance premiums for certain coverages for the

2002 renewal of the Hartford policy. The Company will continue to monitor events in the marketplace in an attempt to maintain adequate insurance coverage at competitive levels for all of its PEO clients.

The following tables should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as the factors set forth under the caption "Forward Looking Information" below.

The tables below are presented to facilitate a comparison between current period results and the historical results of TEAM America Corporation.

The assets acquired from Professional Staff Management, Inc. are operated as a division ("TEAM PSMI") of the Company. The results of operations of TEAM PSMI from March 14, 2001 are combined with the TEAM America division and shown under the heading BPO (Business Process Outsourcing) in the three-month and nine-month periods ended September 29, 2001 in the tables below. The tables also includes the results of TEAM America Corporation for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, which are included for comparison because TEAM America Corporation was the registrant for those periods. The Company operates in the business process outsourcing industry.

In view of the rapidly changing nature of the Company's business, its limited operating history, the acquisition of TEAM America Corporation on December 28, 2000 and the acquisition of the assets of PSMI on March 13, 2001, the Company believes that a historical comparison of revenue and operating results is not necessarily meaningful and should not be relied upon as an indication of future performance.

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                             (000'S OMITTED)                               (000'S OMITTED)
                                            THREE MONTHS ENDED                           THREE MONTHS ENDED
                                             SEPTEMBER 29, 2001                              SEPTEMBER 30,
                                 ---------------------------------------------       --------------------------
                                                                                                      TEAM
                                    MUCHO           BPO             TOTAL               MUCHO       AMERICA
                                 -------------  -------------    -------------       ------------  ------------
Revenue                           $       9      $ 110,865      $ 110,874              $      41      $ 108,542
Gross profit                              9          5,838          5,847                     41          4,072
Operating income (loss)                (495)           800            305                 (1,761)           574
Interest expense                         (4)          (229)          (233)                   (57)           (11)
Swap Expense                              --          (221)          (221)                    --             --
Income (loss) before taxes             (499)           352           (147)                (1,818)           563
Net income (loss)                 $    (499)     $     316      $    (183)             $  (1,818)     $     220
Net income (loss) attributable
   to common shareholders         $    (499)     $      28      $    (471)             $  (1,818)     $     220


The above BPO and Total columns for the three-month period ended September 29, 2001 include $288,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $110,874,000 for the three months ended September 29, 2001, compared to Mucho revenue of $41,000 for the comparable three-month period ended September 30, 2000. The BPO segment accounted for $110,865,000 and Mucho had revenues of $9,000. Revenue growth was negatively impacted by a decline in the current nationwide financial climate which has caused a number of the Company's customers to reduce payroll, or to postpone plans for expansion. Further, the Company continues to review the overall quality of its client base, focusing on those with lower risk and higher margin.

DIRECT COSTS/GROSS PROFIT

For the quarter ended September 29, 2001, consolidated direct costs were $105,027,000, or 94.73% of revenue. The gross margin was $5,847,000, or 5.27% of revenue, compared to Mucho gross profit $41,000 for the three months ended September 30, 2000. Within the BPO segment, reductions in the TEAM America division's direct costs, acquisition of PSMI, as well as an increase in billing rates for previously less profitable customers, favorably impacted gross profit. An increase in the

Company's workers' compensation billing rates to its clients in the fourth quarter of 2000 and the third quarter of 2001 along with continued improved underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the quarter ended September 29, 2001, consolidated operating expenses were $5,542,000, or 5.00% of revenue, compared to $1,802,000 for Mucho in the third quarter of 2000. Mucho decreased its operating expense by $1,298,000, with $744,000 in payroll related reductions and $554,000 in other selling, general and administrative reductions. Within the BPO segment, operating expenses increased by $1,540,000 versus the prior year quarter ended September 30, 2000, primarily from the inclusion of the TEAM PSMI division, restructuring charges and additional amortization related to acquisitions.

OPERATING INCOME (LOSS)

For the quarter ended September 29, 2001, the consolidated operating income was $305,000, or 0.28% of revenue, compared to a loss of $1,761,000 for Mucho in the comparable third quarter in 2000. Mucho's improvement of $1,266,000 was due to expense reduction. Lower incremental operating expenses in the TEAM PSMI division following the integration of business operations contributed to improvement in operating income in the BPO segment from 0.53% of revenue in 2000 to 0.72% in 2001.

Operating income for the quarter ended September 29, 2001, before non-cash depreciation and amortization charges of $818,000, was $1,123,000, or $.15 per share. Additionally, the Company incurred restructuring charges of $309,000 during the quarter, or $.04 per share. Operating income before depreciation, amortization, and restructuring charges for the quarter is $1,432,000 or $.19 per share.

INTEREST EXPENSE

For the quarter ended September 29, 2001, the consolidated net interest expense was $454,000, including $221,000 of costs related to the interest rate "swap" the Company entered into. The swap expense is a non-cash item that the Company records in the event it liquidates the derivative contract prior to its expiration. Additional information on the swap may be found in Note 6 and in the section titled Interest Rate Management on page 18. In the third quarter of 2000, Mucho had net interest expense of $57,000. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the three-month period ended September 29, 2000 due to operating losses for that period. At September 29, 2001, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $6,700,000 for use in 2001 and thereafter. At September 29, 2001, the provision for income taxes of $36,000 includes a federal provision, less eligible federal NOL's and includes state and local income taxes not subject to federal net operating loss carryforwards.

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net loss for the quarter ended September 29, 2001, was $183,000, or ($.02) per share on a basic and diluted basis, compared to a net loss for the quarter ended September 30, 2000 of $1,818,000, or ($.64) per share. Preferred stock dividends of $288,000 for the quarter ended September 29, 2001 resulted in a net loss attributable to common shareholders of $471,000, or ($.06) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted average number of shares outstanding for all periods exclude options and warrants from the calculation because they are anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

                                               (000's omitted)                          (000's omitted)
                                              NINE MONTHS ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 29, 2001                         SEPTEMBER 30,
                                 ------------------------------------------       --------------------------
                                                                                                   TEAM
                                    MUCHO          BPO            TOTAL              MUCHO       AMERICA
                                 ------------  -------------   ------------       ------------  ------------
Revenue                            $      78      $ 328,160      $ 328,238        $      41      $ 312,247
Gross profit                              78         15,059         15,137               41         12,440
Operating income (loss)               (1,460)         1,735            275           (6,352)         1,665
Interest expense                         (15)          (612)          (627)            (252)           (75)
Swap Expense                              --           (221)          (221)            --             --
Income (loss) before taxes            (1,475)           902           (573)          (6,604)         1,590
Net income (loss)                  $  (1,476)     $     831      $    (645)       $  (6,604)     $     570
Net income (loss) attributable
   to common shareholders          $  (1,476)     $      19      $  (1,457)       $  (6,604)     $     570


The above BPO and Total columns for the nine-month period ended September 29, 2001 include $812,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $328,238,000 for the nine months ended September 29, 2001, compared to Mucho revenue of $41,000 for the comparable nine-month period ended September 30, 2000. The BPO segment contributed revenues of $328,160,000 and Mucho contributed $78,000. The increase in Mucho revenue versus the same period in 2000 and an increase in BPO revenues contributed to the increased consolidated revenues.

DIRECT COSTS/GROSS PROFIT

For the nine months ended September 29, 2001, consolidated direct costs were $313,101,000, or 95.39% of revenue, and the gross profit was $15,137,000, or 4.61%. Within the BPO segment, reductions in the TEAM America division's direct costs, as well as an increase in billing rates for previously less profitable customers favorably impacted gross profits. An increase in the Company's workers' compensation billing rates to its clients in the fourth quarter of 2000 and the third quarter of 2001 along with continued improved underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the nine months ended September 29, 2001, consolidated operating expenses were $14,862,000, or 4.53% of revenue, compared to $6,393,000 for Mucho through nine-months of 2000. Mucho decreased its operating expense by $4,855,000, was attributable to $2,469,000 in payroll related reductions and $2,430,000 in other selling, general and administrative reductions offset by a $44,000 increase in depreciation and amortization. Within the BPO segment, operating expenses increased by $2,549,000, primarily from the inclusion of the TEAM PSMI division, restructuring charges and additional amortization related to acquisitions. Payroll reductions in the TEAM America division were offset by a $1,365,000 increase in amortization related to acquisitions.

OPERATING INCOME (LOSS)

For the nine months ended September 29, 2001, the consolidated operating income was $275,000, or 0.08% of revenue, compared to a loss of $6,352,000 for Mucho in the comparable period in 2000. Mucho's improvement of $4,892,000 was due to expense reductions, primarily in salaries and wages and other selling, general and administrative expenses.


Operating income for the nine months ended September 29, 2001, before non-cash depreciation and amortization charges of $1,985,000, was $2,260,000, or $.32 per share. Additionally, the Company incurred restructuring charges of $384,000 during the period, or $.05 per share. Operating income before depreciation, amortization, and restructuring charges for the period is $2,644,000, or $.37 per share.

INTEREST EXPENSE

Through the nine months ended September 29, 2001, the consolidated net interest expense was $848,000, including $221,000 in expense related to the interest rate "swap." Additional information on the swap may be found in Note 6 and in the section titled Interest Rate Management on page 18. Through the nine months ended September 30, 2000, net interest expense for Mucho was $252,000. TEAM Mucho, Inc. borrowed $4,000,000 from a bank pursuant to a Credit Agreement in January 2001. In March 2001, the Company borrowed an additional $4,250,000 pursuant to the same Credit Agreement in connection with the acquisition of the assets of PSMI.

INCOME TAX EXPENSE

No provision for income taxes has been provided for the nine-month period ended September 30, 2000 due to operating losses for that period. At September 29, 2001, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $6,700,000 for use in 2001 and thereafter. At September 29, 2001, the provision for income taxes of $72,000 includes a federal provision, less eligible federal NOL's, and includes state and local income taxes not subject to federal net operating loss carryforwards.

NET LOSS AND EARNINGS PER SHARE

The net loss for the nine months ended September 29, 2001, was $645,000, or ($.09) per share on a basic and diluted basis, compared to a net loss for the nine months ended September 30, 2000 of $6,604,000, or ($2.44) per share. Preferred stock dividends of $812,000 for the nine-month period ended September 29, 2001 resulted in a net loss attributable to common shareholders of $1,457,000, or ($.20) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted-average number of shares outstanding at September 29, 2001 and September 30, 2000 exclude options and warrants from the calculation because they are anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, the Company had a working capital deficit of $3,939,000, an $864,000 improvement over the December 2000 working capital deficit of $4,803,000.

At September 29, 2001, the Company's book cash balance showed a negative balance of $1,888,000. This amount is reflected in the liabilities section as a bank overdraft. This negative balance is caused primarily by in-transit receipts from customers. The Company collects for its services via electronic funds transfers and by physical check receipts from its customers. While the Company must show the checks it writes as reductions from cash, it must reflect payments in transit from its customers as accounts receivable until the checks are deposited in the Company's banks. If these receipts were able to be shown as cash items, it would have eliminated the negative cash balance shown at September 29, 2001.

During 2001, in connection with the merger with TEAM America Corporation and related financing, the Company incurred expenses of approximately $1,560,000 that were capitalized as goodwill or debt issuance costs, which are non-current assets. As of September 29, 2001, all such costs have been paid, or accrued, thus significantly contributing to the working capital deficit. Additionally, the Company incurred significant integration costs related to the acquisition of TEAM America Corporation and PSMI.

The Company expects to continue to improve its working capital position in the near future. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). For the nine months ended September 29, 2001, EBITDA was $2,260,000 ($2,644,000 excluding restructuring charges) compared to a negative EBITDA of $6,164,000 for Mucho in September 2000. The improvement of $8,424,000 included a reduction of the Mucho negative EBITDA by $4,936,000 and a contribution of $3,488,000 from the BPO segment.

Net cash used in operating activities was $1,777,000 for the nine months ended September 29, 2001, compared with $4,238,000 used in operating activities for the nine months ended September 30, 2000. The $2,461,000 improvement was primarily due to the decrease in net loss from period to period. During the nine months ended September 30, 2000, the Company paid $970,000 in expenses through the issuance of stock and warrants.

Net cash used in investing activities was $5,396,000 for the nine months ended September 29, 2001, compared to $745,000 for the nine months ended September 30, 2000. The primary reason for the increase was the use of $4,250,000 of cash to purchase the assets of PSMI in March 2001. Additions to property and equipment were $1,146,000 in the nine months ended September 29, 2001, compared to $825,000 in the nine months ended September 30, 2000. The 2001 additions were primarily software development costs related to the web enablement of TEAM Direct, the Company's proprietary operating software system.

Net cash used in financing activities was $3,749,000 for the nine months ended September 29, 2001, compared with $5,120,000 provided by financing activities for the nine months ended September 30, 2000. In the nine months ended September 30, 2000, the Company issued common stock for $4,780,000 and used $561,000 to repay borrowed funds. In January 2001, the Company paid $11,622,000 in connection with a stock repurchase agreement from December 2000. In January 2001, the Company borrowed $4,000,000 from a bank and paid $696,000 in related fees for the bank line. In March 2001, the Company borrowed an additional $4,250,000 in connection with the acquisition of the assets of PSMI as well as $1.0 million of seller financing.

The Company's original acquisition line was $18,000,000. At September 29, 2001, the Company had borrowed $8,250,000 against that line and had letters of credit totaling $1,750,000 issued on its behalf, leaving an available balance of $8,000,000 for future acquisitions. In the third quarter of 2001, the Company repaid $135,000 against the acquisition line.

The Company is continuing to evaluate its Internet business division. Significant reductions have been made in headcount and operating expenses during 2001. Significant growth in operating expenses as a percent of revenue is not expected for the foreseeable future within the BPO segment. The Company's long-term plan for strengthening its financial position continued with the acquisition of the assets of PSMI. This acquisition strengthened its existing operating base in California, Ohio and Utah and expanded the Company into the new and growing market of Nevada. TEAM PSMI's net income and EBITDA are expected to improve in subsequent quarters of operations.

At September 29, 2001, the Company was not in compliance with the current ratio financial covenant, but has obtained the appropriate waivers from its lenders.

The Company has approximately $6,700,000 in tax net operating loss carryforwards for partial use in 2001 and subsequent years. The Company expects to generate sufficient cash flow from combined operations helped by the utilization of tax net operating loss carryforwards to meet its operating expenses and to service its debt. As a result of the Company's investments in corporate restructuring, PSMI, web technology and computer hardware, management believes the Company's corporate cash balances and capital position are adequate for the fourth quarter and subsequent periods.

INTEREST RATE MANAGEMENT

At the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activity," as amended. Under this standard, all derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income. Initial adoption of this standard did not have a material impact on the Company's consolidated financial statements taken as a whole.

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on the market value of its borrowings. The Company has undertaken an interest rate swap to exchange its variable rate exposure to a fixed rate for the duration of its credit facility. The Company does not use derivative instruments for trading or speculative purposes.

Any contract that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in earnings immediately.

The following is a summary of the fair value gain/(loss) of the Company's derivative instruments, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts on September 29, 2001. The fair values are based on quoted market prices for the same or similar instruments.

                             Notional            Fair Value
                              Amount             Gain/(Loss)
                         ------------------   ------------------
Interest Rate Swaps         $ 6,492,063          $ (220,941)

The counterparts to these contracts are major financial institutions. Management believes the risk of loss due to default by the financial institutions is remote.

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

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders, holders of 6,387,683 shares of common stock and 1,629,629 shares of preferred stock were present in person or by proxy, which constituted a quorum thereof. The vote of shareholders in respect of the two proposals voted on at the Annual Meeting, both of which were approved, is set forth below:

         1. Election of Class I Directors to serve until the Annual Meeting of Shareholders in 2003.

                                                                       For             Against
                                                                  ---------------    -------------

                            Jose  C. Blanco                         7,940,240           77,072
                            William W. Johnston                     7,828,462          188,850
                            Joseph Mancuso                          7,940,312           77,000
                            Robert G. McCreary III                  7,940,312           77,000

         2. Approve and adopt the Amendment to the Company's Second Amended Articles of Incorporation, as described in the Company's Proxy Statement.

                  Common shares voted:

                                      For            Against      Abstained         Total
                               ----------------  -------------  -------------   -------------
                                   5,222,447       65,133        31,420          5,319,000


                  Preferred shares voted:

                                      For            Against      Abstained         Total
                               ----------------  -------------  -------------   -------------

                                    1,629,629              0              0       1,629,629



ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the third quarter ended September 29, 2001:

         (i) Current Report on Form 8-K dated October 29, 2001, filed with the Securities and Exchange Commission on October 30, 2001 (Items 5 and 7).

         (ii) Current Report on Form 8-K dated October 29, 2001, filed with the Securities and Exchange Commission on November 19, 2001 (Items 5 and 7).

         (iii) Current Report on Form 8-K dated October 29, 2001, filed with the Securities and Exchange Commission on November 21, 2001 (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   TEAM MUCHO, INC.


                                   BY:     /s/Jose C. Blanco
                                        ---------------------------------------
                                            Chief Financial Officer and
                                            Authorized Signing Officer
December 10, 2001