Form 10-Q/A
period 2001-09-29
TEAM MUCHO INC
filed 2001-12-11
CIK 860235

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

Net cash used in investing activities was $5,396,000 for the nine months ended September 29, 2001, compared to $825,000 for the nine months ended September 30, 2000. The primary reason for the increase was the use of $4,250,000 of cash to purchase the assets of PSMI in March 2001. Additions to property and equipment were $1,146,000 in the nine months ended September 29, 2001, compared to $745,000 in the nine months ended September 30, 2000. The 2001 additions were primarily software development costs related to the web enablement of TEAM Direct, the Company's proprietary operating software system.

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