Form 10-Q/A
period 2001-09-29
TEAM MUCHO INC
filed 2002-03-28
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A NO. 2


|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                  Yes  | |     No    |X|   See Note 2 to the condensed
                                           consolidated financial statements

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON SEPTEMBER 29, 2001 WAS 8,057,177.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                               SEPTEMBER 29, 2001

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                   No.
Item 1.   Financial Statements:

         Condensed Consolidated Balance Sheets - September 29, 2001 (unaudited)
         and December 31, 2000                                                                                      3

         Condensed Consolidated Statements of Operations - Three and nine-month periods
         ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)                                    5

         Condensed Consolidated Statements of Cash Flows - Nine-month periods

         ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)                                    6

         Condensed Consolidated Statement of Changes in Shareholders' Equity - Nine-month
         period ended September 29, 2001 (unaudited)                                                                8

         Notes to Condensed Consolidated Financial Statements                                                       9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    14


                                                      PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                       21

Item 6.   Exhibits and Reports on Form 8-K                                                                         21

Signatures                                                                                                         22



Note: Item 3 of Part I and Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                           TEAM MUCHO, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                           (000's omitted except share data)

                                                                                      SEPTEMBER 29,    DECEMBER 31,
                                                                                           2001            2000
                                                                                      -------------    ------------
                                                                                        (RESTATED &
                                                                                        UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                   $     3        $10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $200 and $200, respectively          2,567          1,978
      Unbilled revenues                                                                     9,480          8,792
      Other receivables                                                                     1,504          1,461
                                                                                          -------        -------
         Total receivables                                                                 13,551         12,231
                                                                                          -------        -------
   Prepaid expenses                                                                           371            332
   Deferred income tax asset                                                                1,901            420
                                                                                          -------        -------
            Total current assets                                                           15,826         23,908
                                                                                          -------        -------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                            2,259          1,581
                                                                                          -------        -------
OTHER ASSETS:
    Intangibles, primarily goodwill, net                                                   34,466         26,732
    Cash surrender value of life insurance policies                                           653            587
    Deferred income tax asset                                                                 249            249
    Other                                                                                   1,303            297
                                                                                          -------        -------
           Total other assets                                                              36,671         27,865
                                                                                          -------        -------
                      Total assets                                                        $54,756        $53,354
                                                                                          =======        =======

Continued on next page

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 29, 2001 AND DECEMBER 31, 2000

                        (000's omitted except share data)

                                                                                    SEPTEMBER 29,    DECEMBER 31,
                                                                                       2001             2000
                                                                                    -------------    ------------
                                                                                     (RESTATED &
                                                                                      UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                    $  1,761         $   --
   Trade accounts payable                                                                 998            1,954
   Capital lease obligations, current portion                                             135              103
   Bank debt, current portion                                                             851             --
   Stock repurchase obligation                                                           --             11,622
   Accrued compensation                                                                 8,856            8,367
   Accrued payroll taxes and insurance                                                  4,768            3,967
   Accrued workers' compensation liability, current portion                               937              630
   Federal and state income taxes payable                                                  49               72
   Other accrued expenses                                                               1,950            1,996
                                                                                     --------         --------
      Total current liabilities                                                        20,305           28,711
                                                                                     --------         --------
LONG-TERM LIABILITIES:
   Bank debt, less current portion                                                      8,129             --
   Capital lease obligations, less current portion                                        158              127
   Fair market value of derivative instruments                                            221             --
   Accrued workers' compensation liability, less current portion                        1,160              198
   Client deposits and other liabilities                                                  715              349
   Deferred compensation                                                                  653              587
                                                                                     --------         --------
      Total liabilities                                                                31,341           29,972
                                                                                     --------         --------
CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000 AND
$10,000, RESPECTIVELY                                                                   5,362            3,625
                                                                                     --------         --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,788,743
      and 9,603,558 issued, 8,057,177 and 6,881,192 outstanding, respectively          45,317           45,001
   Other                                                                                  (22)             (28)
   Accumulated deficit                                                                (12,747)         (10,750)
                                                                                     --------         --------
                                                                                       32,548           34,223
Less - Treasury stock, 2,731,566 and 2,722,366 shares, respectively, at cost          (14,495)         (14,466)
                                                                                     --------         --------
      Total shareholders' equity                                                       18,053           19,757
                                                                                     --------         --------
         Total liabilities and shareholders' equity                                  $ 54,756         $ 53,354
                                                                                     ========         ========

See Notes to Condensed Consolidated Financial Statements.

                      TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                (000'S OMITTED EXCEPT PER SHARE INFORMATION)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    -------------------------------------  -------------------------------------
                                                      SEPTEMBER 29,      SEPTEMBER 30,       SEPTEMBER 29,      SEPTEMBER 30,
                                                          2001                2000               2001                2000
                                                    ------------------  -----------------  ------------------  -----------------
                                                       (RESTATED &                            (RESTATED &
                                                       UNAUDITED)           (UNAUDITED)        UNAUDITED)        (UNAUDITED)
REVENUES                                               $ 114,343           $     41           $ 339,268           $    41
                                                       ----------          ---------          ----------          ---------
DIRECT COSTS:
   Salaries and wages                                     95,565                  -             281,889                  -
   Payroll taxes, workers' compensation
      and other direct costs                              13,267                  -              42,578                  -
                                                       ----------          ---------          ----------          ---------
         Total direct costs                              108,832                  -             324,467                  -
                                                       ----------          ---------          ----------          ---------
GROSS PROFIT                                               5,511                 41              14,801                 41
                                                       ----------          ---------          ----------          ---------
EXPENSES:
   Administrative salaries                                 2,794              1,089               7,866              3,763
   Other selling, general and
      administrative expenses                              1,825                631               4,831              2,442
   Depreciation and amortization                             818                 82               1,985                188
   Restructuring charges                                     309                  -                 384                  -
                                                       ----------          ---------          ----------          ---------
        Total operating expenses                           5,746              1,802              15,066              6,393
                                                       ----------          ---------          ----------          ---------
OPERATING INCOME (LOSS)                                     (235)            (1,761)               (265)            (6,352)
   Interest expense, net                                    (231)               (57)               (627)              (252)
   Interest expense - fair value loss of
    derivative instruments                                  (221)                 -                (221)                 -
                                                       ----------          ---------          ----------          ---------
LOSS BEFORE INCOME TAXES                                    (687)            (1,818)             (1,113)            (6,604)
   Income tax expense                                        (36)                 -                 (72)                 -
                                                       ----------          ---------          ----------          ---------
NET LOSS                                                    (723)            (1,818)             (1,185)            (6,604)
   Preferred stock dividends                                (288)                 -                (812)                 -
                                                       ----------          ---------          ----------          ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS           $  (1,011)          $ (1,818)          $  (1,997)          $ (6,604)
                                                       ==========          =========          ==========          =========

Basic and diluted loss per common share:               $   (0.14)          $  (0.64)          $   (0.28)          $  (2.44)

Weighted average number of shares used in
  loss per share computation:                              7,491              2,853               7,114              2,703

See Notes to Condensed Consolidated Financial Statements.

                     TEAM MUCHO, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                     (000's omitted except share data)

                                                                                  Nine Months Ended
                                                                          -----------------------------------
                                                                           SEPTEMBER 29,        SEPTEMBER 30,
                                                                              2001                 2000
                                                                           -------------        -------------
                                                                            (RESTATED &
                                                                             UNAUDITED)          (UNAUDITED)
CASH FLOW USED IN OPERATING ACTIVITIES:
     Net loss                                                               $ (1,185)        $ (6,604)
     Adjustments to reconcile net loss to net cash used in operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                        1,985              188
          Issuance of common stock for services                                 --                970
          Loss on swap                                                           221             --
          Changes in assets and liabilities                                   (4,559)           1,208
                                                                            --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,538)          (4,238)
                                                                            --------         --------
CASH FLOW USED IN INVESTING ACTIVITIES:
     Cash used in acquisitions                                                (4,250)            --
     Reduction in short-term investments and marketable securities              --                (80)
     Purchase of property and equipment                                       (1,146)            (745)
                                                                            --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                         (5,396)            (825)
                                                                            --------         --------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     --              4,780
     Bank overdraft                                                            1,761             --
     Buy-back of treasury stock                                                  (29)            --
     Proceeds from bank debt                                                   8,250             --
     Short term borrowings repaid                                               (270)            --
     Payment of stock repurchase obligation                                  (11,622)            --
     Proceeds from issuance of convertible note                                 --                955
     Proceeds from loans payable to stockholders                                --               (561)
     Payment on capital lease obligations                                        (78)             (54)
                                                                            --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (1,988)           5,120
                                                                            --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (10,922)              57
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                     10,925               74
                                                                            --------         --------
CASH AND EQUIVALENTS, END OF PERIOD                                         $      3         $    131
                                                                            ========         ========
Supplemental schedule of noncash investing and financing activities:
   Assets acquired under capital leases                                     $    141         $    207
                                                                            --------         --------
Supplemental disclosure of cash flow information:
   Interest paid                                                            $    548         $     46
                                                                            --------         --------
   Income taxes paid                                                        $    521         $      1
                                                                            --------         --------

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

See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                             (RESTATED & UNAUDITED)
                    (000's omitted except for share amounts)


                                                    COMMON STOCK                                 TREASURY STOCK
                                              --------------------------                    -------------------------    ACCUMULATED
                                                NUMBER           VALUE           OTHER        NUMBER          VALUE        DEFICIT
                                              -----------      ---------         ------     -----------     ----------    ----------
   Balance at December 31, 2000                9,603,558       $ 45,001          $ (28)     (2,722,366)     $ (14,466)    $ (10,750)
   Shares issued                               1,185,185            241              -               -              -             -
   Warrants                                            -             75              -               -              -             -
    Acquisition of treasury stock                      -              -              -          (9,200)           (29)            -
    Amortization of deferred compensation              -              -              6               -              -             -
   Preferred stock dividends                           -              -              -               -              -          (812)
   Net loss                                            -              -              -               -              -        (1,185)
                                              -----------      ---------         ------     -----------     ----------    ----------
   Balance at September 29, 2001              10,788,743       $ 45,317          $ (22)     (2,731,566)     $ (14,495)    $ (12,747)
                                              ===========      =========         ======     ===========     ==========    ==========



                                                  TOTAL
                                                ---------
   Balance at December 31, 2000                 $ 19,757
   Shares issued                                     241
   Warrants                                           75
    Acquisition of treasury stock                    (29)
    Amortization of deferred compensation              6
   Preferred stock dividends                        (812)
   Net loss                                       (1,185)
                                                ---------
   Balance at September 29, 2001                $ 18,053
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


The September 29, 2001 condensed consolidated balance sheets, statement of operations, statement of cash flows and statement of changes in shareholders' equity included herein, have been restated to correct errors resulting primarily from revisions to accruals related to the Company's health insurance programs and for other operating expenses. The changes in health insurance accruals resulted in additional expense of $336,000 in the third quarter and the changes in accruals for other operating expenses resulted in additional expense of $204,000. In addition to these changes, the Company has reclassified certain amounts related to health insurance programs between revenues and cost of sales. The impact of the restatements of earnings for the quarter and year to date ended September 29, 2001 is as follows (in thousands except for per share amounts):

                                        THREE MONTHS ENDED SEPTEMBER 29, 2001                NINE MONTHS ENDED SEPTEMBER 29, 2001
                                      ---------------------------------------------        ----------------------------------------
                                         AS                                                     AS
                                      ORIGINALLY                              AS           ORIGINALLY                       AS
                                        REPORTED        CORRECTION         RESTATED         REPORTED      CORRECTION      RESTATED
                                      ---------         ----------        ---------         ---------     ----------      ---------
Net Sales                             $ 110,874         $   3,469         $ 114,343         $ 328,238      $  11,030      $ 339,268
Direct Costs                            105,027             3,805           108,832           313,101         11,366        324,467
                                      ---------         ---------         ---------         ---------      ---------      ---------
 Gross Profit                         $   5,847         $    (336)        $   5,511         $  15,137      $    (336)     $  14,801

Operating income (loss)               $     305         $     (540)       $    (235)        $     275      $    (540)     $    (265)
Net income (loss)                     $    (183)        $    (540)        $    (723)        $    (645)     $    (540)     $  (1,185)

Net income (loss) attributable
 to common shareholders               $    (471)        $    (540)        $  (1,011)        $  (1,457)     $    (540)     $  (1,997)

Loss per share:
  Basic                               $   (0.06)        $   (0.08)        $   (0.14)        $   (0.20)     $   (0.08)     $   (0.28)
  Diluted                             $   (0.06)        $   (0.08)        $   (0.14)        $   (0.20)     $   (0.08)     $   (0.28)

Number of shares used in per share computation:

  Basic                                   7,491                               7,491             7,114                         7,114
  Diluted                                 7,491                               7,491             7,114                         7,114



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

                          Notional       Fair Value
                           Amount         Gain/(Loss)
                         ----------      ------------
Interest Rate Swaps      $6,492,063       $(220,941)


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

                                                                                (000'S OMITTED)
                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    --------------------------------      --------------------------------
                                                    SEPTEMBER 29,      SEPTEMBER 30,      SEPTEMBER 29,      SEPTEMBER 30,
                                                        2001              2000               2001                 2000
                                                    -------------      -------------      -------------      -------------
Revenue                                               $ 114,343         $ 149,451         $ 367,878         $ 436,032
Operating income (loss)                               $    (235)        $    (887)        $    (179)        $  (5,115)
Net loss                                              $    (723)        $  (1,119)        $  (1,187)        $  (5,994)

Net loss attributable to
   common shareholders                                $  (1,011)        $  (1,389)        $  (1,999)        $  (6,806)

Loss per common share:
     Basic                                            $   (0.14)        $   (0.23)        $   (0.28)        $   (1.13)
Weighted average number of shares outstanding:
     Basic                                                7,491             6,160             7,114             6,010

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

NOTE 13 - RESTRUCTURING COSTS

During the three and nine-month periods ended September 29, 2001, the Company incurred restructuring costs, in conjunction with the TEAM America Corporation acquisition, related to relocation of certain key executives in connection with transferring its headquarters from California to Columbus, Ohio. These relocations were made in order to allow the Company to focus on its PEO business in conjunction with a de-emphasis on its online business center business. All such costs will be expensed when incurred and are expected to be incurred prior to December 29, 2001.

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

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                              (000'S OMITTED)                               (000'S OMITTED)
                                             THREE MONTHS ENDED                            THREE MONTHS ENDED
                                              SEPTEMBER 29, 2001                           SEPTEMBER 30, 2000
                                   --------------------------------------------      -----------------------------
                                                                                                      TEAM
                                       MUCHO          BPO             TOTAL               MUCHO       AMERICA
                                   ------------  -------------   --------------      -------------- --------------
Revenue                                  $ 9      $ 114,334        $ 114,343                $ 41      $ 113,303
Gross profit                               9          5,502            5,511                  41          4,072
Operating income (loss)                 (495)           260             (235)             (1,761)           574
Interest expense                          (4)          (229)            (233)                (57)           (11)
Swap expense                               -           (221)            (221)                  -              -
Income (loss) before taxes              (499)          (188)            (687)             (1,818)           563
Net income (loss)                       (499)          (224)            (723)             (1,818)           220
Net income (loss) attributable
   to common shareholders               (499)          (512)          (1,011)             (1,818)           220

The above BPO and Total columns for the three-month period ended September 29, 2001 include $288,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $114,343,000 for the three months ended September 29, 2001, compared to Mucho revenue of $41,000 for the comparable three-month period ended September 30, 2000. The BPO segment accounted for $114,334,000 and Mucho had revenues of $9,000. Revenue growth was negatively impacted by a decline in the current nationwide financial climate which has caused a number of the Company's customers to reduce payroll, or to postpone plans for expansion. Further, the Company continues to review the overall quality of its client base, focusing on those with lower risk and higher margin.


DIRECT COSTS/GROSS PROFIT

For the quarter ended September 29, 2001, consolidated direct costs were $108,832,000, or 95.18% of revenue. The gross margin was $5,511,000, or 4.82% of revenue, compared to Mucho gross profit $41,000 for the three months ended September 30, 2000. Within the BPO segment, reductions in the TEAM America division's direct costs, acquisition of PSMI, as well as an increase in billing rates for previously less profitable customers, favorably impacted gross profit. An increase in the

Company's workers' compensation billing rates to its clients in the fourth quarter of 2000 and the third quarter of 2001 along with continued improved underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the quarter ended September 29, 2001, consolidated operating expenses were $5,746,000, or 5.03% of revenue, compared to $1,802,000 for Mucho in the third quarter of 2000. Mucho decreased its operating expense by $1,298,000, with $744,000 in payroll related reductions and $554,000 in other selling, general and administrative reductions. Within the BPO segment, operating expenses increased by $1,744,000 versus the prior year quarter ended September 30, 2000, primarily from the inclusion of the TEAM PSMI division, restructuring charges and additional amortization related to acquisitions.


OPERATING INCOME (LOSS)

For the quarter ended September 29, 2001, the consolidated operating loss was ($235,000), or 0.20% of revenue, compared to a loss of $1,761,000 for Mucho in the comparable third quarter in 2000. Mucho's improvement of $1,266,000 was due to expense reduction.



Operating income for the quarter ended September 29, 2001, before non-cash depreciation and amortization charges of $818,000, was $583,000, or $.08 per share. Additionally, the Company incurred restructuring charges of $309,000 during the quarter, or $.04 per share. Operating income before depreciation, amortization, and restructuring charges for the quarter is $892,000 or $.12 per share.


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

NET INCOME (LOSS) AND EARNINGS PER SHARE

The net loss for the quarter ended September 29, 2001, was ($723,000), or ($.10) per share on a basic and diluted basis, compared to a net loss for the quarter ended September 30, 2000 of $1,818,000, or ($.64) per share. Preferred stock dividends of $288,000 for the quarter ended September 29, 2001 resulted in a net loss attributable to common shareholders of ($1,011,000), or ($.14) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.


The weighted average number of shares outstanding for all periods exclude options and warrants from the calculation because they are anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000





                                              (000'S OMITTED)                         (000'S OMITTED)
                                              NINE MONTHS ENDED                       NINE MONTHS ENDED
                                              SEPTEMBER 29, 2001                     SEPTEMBER 30, 2000
                                   ------------------------------------------     --------------------------
                                                                                                   TEAM
                                      MUCHO          BPO            TOTAL            MUCHO        AMERICA
                                   ------------  -------------   ------------     ------------  ------------
Revenue                             $     78      $ 339,190      $ 339,268          $    41     $ 312,247
Gross profit                              78         14,723         14,801               41        12,440
Operating income (loss)               (1,460)         1,195           (265)          (6,352)        1,665
Interest expense                         (15)          (612)          (627)            (252)          (75)
Swap expense                               -           (221)          (221)               -             -
Income (loss) before taxes            (1,475)           362         (1,113)          (6,604)        1,590
Net income (loss)                     (1,476)           291         (1,185)          (6,604)          570
Net income (loss) attributable
   to common shareholders           $ (1,476)     $    (521)     $  (1,997)         $(6,604)    $     570

The above BPO and Total columns for the nine-month period ended September 29, 2001 include $812,000 of preferred stock dividends.

REVENUES

Consolidated revenues were $339,268,000 for the nine months ended September 29, 2001, compared to Mucho revenue of $41,000 for the comparable nine-month period ended September 30, 2000. The BPO segment contributed revenues of $339,190,000 and Mucho contributed $78,000. The increase in Mucho revenue versus the same period in 2000 and an increase in BPO revenues contributed to the increased consolidated revenues.

DIRECT COSTS/GROSS PROFIT

For the nine months ended September 29, 2001, consolidated direct costs were $324,467,000, or 95.64% of revenue, and the gross profit was $14,801,000, or 4.36%. Within the BPO segment, reductions in the TEAM America division's direct costs, as well as an increase in billing rates for previously less profitable customers favorably impacted gross profits. An increase in the Company's workers' compensation billing rates to its clients in the fourth quarter of 2000 and the third quarter of 2001 along with continued improved underwriting of workers' compensation risks also contributed to the improvement.

OPERATING EXPENSES

For the nine months ended September 29, 2001, consolidated operating expenses were $15,066,000, or 4.44% of revenue, compared to $6,393,000 for Mucho through nine-months of 2000. Mucho decreased its operating expense by $4,855,000, was attributable to $2,469,000 in payroll related reductions and $2,430,000 in other selling, general and administrative reductions offset by a $44,000 increase in depreciation and amortization. Within the BPO segment, operating expenses increased by $2,753,000, primarily from the inclusion of the TEAM PSMI division, restructuring charges and additional amortization related to acquisitions. Payroll reductions in the TEAM America division were offset by a $1,365,000 increase in amortization related to acquisitions.

OPERATING INCOME (LOSS)

For the nine months ended September 29, 2001, the consolidated operating loss was ($265,000), or (0.08%) of revenue, compared to a loss of $6,352,000 for Mucho in the comparable period in 2000. Mucho's improvement of $4,892,000 was due to expense reductions, primarily in salaries and wages and other selling, general and administrative expenses.

Operating income for the nine months ended September 29, 2001, before non-cash depreciation and amortization charges of $1,985,000, was $1,720,000, or $.24 per share. Additionally, the Company incurred restructuring charges of $384,000 during the period, or $.05 per share. Operating income before depreciation, amortization, and restructuring charges for the period is $2,104,000, or $.30 per share.

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

NET LOSS AND EARNINGS PER SHARE

The net loss for the nine months ended September 29, 2001, was ($1,185,000), or ($.17) per share on a basic and diluted basis, compared to a net loss for the nine months ended September 30, 2000 of ($6,604,000), or ($2.44) per share. Preferred stock dividends of $812,000 for the nine-month period ended September 29, 2001 resulted in a net loss attributable to common shareholders of ($1,997,000), or ($.28) per share on a basic and diluted basis. The historical share amounts of the Company have been retroactively restated to give effect to the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

The weighted-average number of shares outstanding at September 29, 2001 and September 30, 2000 exclude options and warrants from the calculation because they are anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, the Company had a working capital deficit of $4,479,000, an $324,000 improvement over the December 2000 working capital deficit of $4,803,000.

At September 29, 2001, the Company's book cash balance showed a negative balance of $1,761,000. This amount is reflected in the liabilities section as a bank overdraft. This negative balance is caused primarily by in-transit receipts from customers. The Company collects for its services via electronic funds transfers and by physical check receipts from its customers. While the Company must show the checks it writes as reductions from cash, it must reflect payments in transit from its customers as accounts receivable until the checks are deposited in the Company's banks. If these receipts were able to be shown as cash items, it would have eliminated the negative cash balance shown at September 29, 2001.

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

The Company expects to continue to improve its working capital position in the near future. The Company's primary source of liquidity and capital resources has historically been its internal cash flow from operations and its EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). For the nine months ended September 29, 2001, EBITDA was $1,720,000 ($2,104,000 excluding restructuring charges) compared to a negative EBITDA of $6,164,000 for Mucho in September 2000. The improvement of $7,884,000 included a reduction of the Mucho negative EBITDA by $4,936,000 and a contribution of $2,948,000 from the BPO segment.

Net cash used in operating activities was $3,538,000 for the nine months ended September 29, 2001, compared with $4,238,000 used in operating activities for the nine months ended September 30, 2000. The $700,000 improvement was primarily due to the decrease in net loss from period to period. During the nine months ended September 30, 2000, the Company paid $970,000 in expenses through the issuance of stock and warrants.

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


Net cash used in financing activities was $1,988,000 for the nine months ended September 29, 2001, compared with $5,120,000 provided by financing activities for the nine months ended September 30, 2000. In the nine months ended September 30, 2000, the Company issued common stock for $4,780,000 and used $561,000 to repay borrowed funds. In January 2001, the Company paid $11,622,000 in connection with a stock repurchase agreement from December 2000. In January 2001, the Company borrowed $4,000,000 from a bank and paid $696,000 in related fees for the bank line. In March 2001, the Company borrowed an additional $4,250,000 in connection with the acquisition of the assets of PSMI as well as $1.0 million of seller financing.


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

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders, holders of 6,387,683 shares of common stock and 1,629,629 shares of preferred stock were present in person or by proxy, which constituted a quorum thereof. The vote of shareholders in respect of the two proposals voted on at the Annual Meeting, both of which were approved, is set forth below:

     1. Election of Class I Directors to serve until the Annual Meeting of Shareholders in 2003.

                                                     For             Against
                                                ---------------    ------------

          Jose  C. Blanco                         7,940,240           77,072
          William W. Johnston                     7,828,462          188,850
          Joseph Mancuso                          7,940,312           77,000
          Robert G. McCreary III                  7,940,312           77,000

     2. Approve and adopt the Amendment to the Company's Second Amended Articles of Incorporation, as described in the Company's Proxy Statement.

               Common shares voted:



                        For         Against     Abstained       Total
                        ---         -------     ---------       -----
                      5,222,447      65,133       31,420       5,319,000



               Preferred shares voted:


                        For         Against      Abstained      Total
                        ---         -------      ---------      -----
                    1,629,629          0            0         1,629,629





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

                                       TEAM MUCHO, INC.


                                       BY:     /s/Jose C. Blanco
                                            -----------------------------------
                                                  Chief Financial Officer and
                                                  Authorized Signing Officer


March 29, 2002