Form 10-K405
period 2001-12-29
TEAM MUCHO INC
filed 2002-03-29
CIK 860235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the Company's voting stock held by its non-affiliates as of March 22, 2002 was approximately $14,678,303.

         There were 8,048,961 shares of the Company's common stock outstanding at March 22, 2002.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
Item 1.     Business.......................................................   1
Item 2.     Properties.....................................................  11
Item 3.     Legal Proceedings..............................................  11
Item 4.     Submission of Matters to a Vote of Security Holders............  11


PART II
Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................  12
Item 6.     Selected Financial Data........................................  12
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operation.....................................  13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....  21
Item 8.     Financial Statements and Supplementary Data....................  21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  43


PART III
Item 10.    Directors and Executive Officers of the Registrant.............  44
Item 11.    Executive Compensation.........................................  44
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management...............................................  44
Item 13.    Certain Relationships and Related Transactions.................  44

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..................................................  47

Signatures  ...............................................................  50

                                     PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. In the normal course of business, we, in an effort to help keep the Company's shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K, or elsewhere, could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, factors discussed under the caption "Risk Factors," beginning on page 18. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company," "we," "us," and "our" refer to TEAM Mucho, Inc. and its subsidiaries.


ITEM 1. BUSINESS.

GENERAL

TEAM Mucho, Inc. is a Business Process Outsourcing company that specializes in human resource management and administration. The Company operates primarily as a Professional Employer Organization (PEO) that provides comprehensive human resource services, including payroll and payroll administration, benefits administration, on-site and on-line employee and employer communications, employment practices and human resource risk management, workforce compliance administration and severance management. The Company provides these services by becoming co-employer of its clients employees.

The Company was formed by the December 2000 acquisition of TEAM America Corporation by Mucho.com, Inc. As a result of the acquisition, the Company began focusing its efforts on the PEO business of TEAM America Corporation.

By becoming the co-employer of its clients' employees, the Company is able to take advantage of certain economies of scale in the "business of employment" and to pass those benefits on to its clients and worksite employees. As a result, clients are able to obtain, at an economical cost, services and expertise similar to those provided by the human resource departments of large companies. These services provide substantial benefits to both the client and its worksite employees. The Company believes its services assist business owners by:

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

The Company also believes that worksite employees benefit from their relationship with the Company by having access to better, more affordable benefits, enhanced benefit portability, improved worksite safety and employment stability.

The Company provides its services by entering into a client services agreement, which establishes a three-party relationship whereby it and the client act as co-employers of the employees who work at the client's location ("worksite employees"). Under the client services agreement, the Company assumes responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees' services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client by employee and the Company's estimated cost of providing the services included in the client services agreement as elected by the client.

The Company believes that there is an increasing trend of businesses to outsource non-core activities and functions. Only a relatively small percentage of businesses, however, currently utilize PEOs, although there is significant growth in the number of small businesses. The Company believes that these factors, coupled with the ever increasing complexity of the human resource legal and regulatory framework and the costs associated with implementing the necessary management information systems to deal with these issues, will lead to growth opportunities in the PEO industry.

The Merger. On June 16, 2000, TEAM America Corporation entered into an agreement and plan of merger with TEAM Merger Corporation, a wholly owned subsidiary, and Mucho.com, Inc., pursuant to which TEAM Merger would be merged with and into Mucho, and Mucho would become a wholly owned subsidiary. Under the terms of the merger agreement, TEAM America Corporation agreed to acquire all of the stock (including options and warrants) of Mucho in exchange for up to 5,925,925 shares of TEAM America's common stock. The merger was completed on December 28, 2000, and the Company's name was changed to TEAM Mucho, Inc.

Pursuant to the terms of the merger agreement, 3,643,709 shares of common stock were issued, 196,105 shares were reserved for future issuance for Mucho.com options and 1,111,111 shares were placed in escrow (the "Escrow"). In July 2001, these shares were released from escrow.

Simultaneous with the merger, the Company announced an issuer tender offer to all of its existing shareholders. Under the terms of the issuer tender offer, the Company offered to purchase up to 2,175,492 shares of its common stock, representing 50% of its outstanding common stock on November 10, 2000, at a price of $6.75 per share. In connection with the issuer tender offer, a total of 1,721,850 shares of its common stock were tendered and accepted for payment at $6.75 per share, for a total redemption of $11,622,488.

On December 28, 2000, immediately following the merger, the Company received a $10 million investment from Stonehenge Opportunity Fund, LLC and Provident Bank for 100,000 shares of its Class A cumulative convertible redeemable preferred stock which are convertible into 1,481,481 shares of its common stock. As additional consideration for the purchase of the preferred stock, the Company issued a warrant to purchase an additional 1,481,481 shares of its common stock at an exercise price of $6.75 per share, exercisable for a period of ten years from December 28, 2000. The Company also secured up to $18 million of senior secured credit from Provident and from Huntington National Bank for acquisitions and other uses.

In March 2001, the Company acquired substantially all of the assets of a Utah-based PEO, Professional Staff Management, Inc. (PSMI). As of December 29, 2001, the Company provided PEO services to approximately 1,600 clients and approximately 13,000 worksite employees throughout the United States. The Company had worksite employees in 47 states.

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities from Strategic Staff Management, Inc. (SSMI) in Omaha, Nebraska. The purchase price of $472,000, included cash of $300,000 and deposits from certain SSMI customers of $172,000.

On February 15, 2002, the Company entered into a letter of intent to acquire certain assets from Inovis Corporation. A maximum down payment of $200,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance relative to the customers acquired over a defined period of time. The Company anticipates that this transaction will close on or around April 1, 2002.

On March 14, 2002, the Company entered into a letter of intent to acquire certain assets from Group 4, Inc. A maximum down payment of $120,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance of the customers acquired over a defined period of time. The Company anticipates that this transaction will close in the second quarter of 2002.

THE COMPANY'S STRATEGIC PLAN

The Company's strategic plan for 2002 will continue to be characterized by the acronym "MAGIC." Each letter represents a particularly important part of the overall strategy.

"M" = Merge, through effective and well-targeted acquisitions in the PEO industry.

The PEO industry is highly fragmented, with in excess of 2,500 companies providing a variety of PEO services. The Company believes significant opportunities for additional consolidation exist in the PEO industry. This industry consolidation will be driven by growing human resource, legal and regulatory complexities, by increasing capital requirements, and by the significant economies of scale available to PEOs with a regional concentration of clients. The Company's acquisition strategy focuses on expanding its current markets by acquiring the accounts of competitors through "fold in" acquisitions, and by entering selected new markets by acquiring established high-quality PEOs in order to provide a platform for future regional consolidation. Certain fundamental attributes characterize attractive markets, such as:

     - proximity to a major metropolitan area;

     - regulatory receptivity to PEOs;

     - prior successful introduction of the PEO concept;

     - favorable economic conditions; and

     - a high concentration of small to medium-sized businesses.

"A" = Automate, web enable its proprietary PEO operating system, TEAM Direct, so clients and employees can perform all human resource tasks online.

The Company plans to continue to develop its proprietary information systems which will enable it to integrate all aspects of the administration of payroll, human resources and employee benefits, thereby providing a significant competitive advantage in managing costs and delivering a full range of high-quality services. See "Information Technology."

"G" = Grow, by improving the productivity of its proprietary sales force and establishing strategic business alliances with selected organizations to offer the Company's services. The following are key elements of its growth strategy:

     - web enabling of TEAM Direct system so clients and employees can perform all human resource tasks online, reducing the Company's overhead;

     - active pursuit of acquisition candidates in the PEO industry;

     - cross-selling of other outsourcing services to human resource outsourcing clients and their employees to help boost gross margins;

     - enhancing its internal growth rate; and

     - offering of non-PEO human resource services to clients who are not candidates for the PEO service.

In order to further strengthen its position in various U.S. markets, the Company plans to pursue the following growth strategies:

Deliver High-Quality Services and Expand Client Base. By offering a broad range of high-quality services, the Company believes it is attractive to employers who are seeking a single-source solution to their human resource needs. The Company will continue to focus on providing high-quality, value-added services as a means to differentiate itself from competitors. Certain PEOs compete primarily by offering comparatively lower-cost health and workers' compensation insurance coverage to high-risk industries or by providing principally basic payroll and payroll tax administration with only limited additional services. In contrast, the Company provides comprehensive and integrated human resource management to clients who are selected after a significant risk management assessment. The Company believes that its strategy of emphasizing the quality and breadth of services will result in lower client turnover and more consistent growth and profits than the strategy of certain PEOs which compete by offering comparatively lower-cost coverage or limited services.

Increase Penetration in Existing Markets. Additional market penetration in the Company's established markets, California, Intermountain West and Ohio, offers significant growth potential. Less than 2.0% of the total number of businesses having between 20 and 500 employees utilize a PEO. In established markets, the Company's ability to achieve growth objectives is enhanced by a larger number of referrals, a higher client retention rate, a more experienced sales force and greater momentum in the marketing efforts than that which occurs in new markets. In order to capitalize on these advantages and to achieve higher penetration in existing markets, the Company plans to hire additional sales personnel and improve sales productivity. In addition, the Company plans to continue its advertising and promotional efforts in order to educate the market place regarding the quality and breadth of its services and the benefits to companies of outsourcing their human resource function. By increasing its penetration in existing markets, the Company believes it will leverage its current economies of scale, thereby increasing cost effectiveness and profit margins.

Target Selected Clients in Growth Industries. The Company targets and tailors its services to meet the needs of businesses with between 5 and 500 employees in industries which have the potential for significant growth. As of December 29, 2001, the Company's clients had an average of approximately eight worksite employees. Targeted businesses are likely to:

     - desire the wide range of employee benefits;

     - recognize the burden of their human resource administration costs;

     - experience greater employment-related regulatory burdens; and

     - be more financially stable.

"I" = Integrate, that the various new acquisitions be effectively managed to capture the intended benefits of these transactions.

"C" = Cross Sell, by offering the existing prospective and acquired clients and their employees new products and services.

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

Growth in the PEO industry has been significant. The Company believes that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations, or NAPEO, have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. While 47 states have recognized PEOs in their employment laws, many states do not explicitly regulate PEOs. However, 21 states have enacted legislation containing licensing, registration, or certification requirements, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 47 of these states. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

There is currently proposed H.R. 2807 and S. 1305 that promise to formally legislate PEOs nationally. Currently, PEOs are subject to a variety of state laws that require the Company to submit filings, maintain state specific data and incur the expense of auditing certain states separately. The Company believes that enacted federal legislation will facilitate the development of the PEO industry.

PEO SERVICES

Client Service Teams. The Company has nine regional directors who oversee a service staff consisting of Human Resource Consultants (HRC) and Human Resource Assistants (HRA). A team consisting of an HRC and an HRA is assigned to each client. The client service team is responsible for the client's personnel administration, for coordinating the Company's response to client needs for administrative support and for responding to any questions or problems encountered by the client.

The HRC acts as the principal client contact and typically is on call and in contact with each client throughout the week. This individual serves as the communication link between the Company's corporate departments and the client's on-site supervisor, who in many cases is the owner of the client's business. Accordingly, this individual is involved in every aspect of delivery of services to clients. For example, the HRC is responsible for gathering all information necessary to process each payroll of the client and for all other information needed by the Company's human resources, accounting and other departments with respect to such client and to worksite employees. An HRC also actively participates in hiring, disciplining and terminating worksite employees; administering employee benefits; and responding to employee complaints and grievances.

Core Activities. The Company provides professional employer services through six core activities:

     - human resources administration;

     - regulatory compliance management;

     - employee benefits administration;

     - risk management services and employer liability protection;

     - payroll and payroll tax administration; and

     - placement services.

Human Resources Administration. The Company, as an employer, provides its clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, the Company's Human Resources Department handles sensitive and complicated employment issues such as employee discipline, termination, sexual harassment, and wage and salary planning and analysis. The Company is in the process of expanding its human resources services to assist clients in areas such as employee morale and worksite employee training. The Company provides a comprehensive employee handbook, including customized, site-specific materials concerning each worksite, to all worksite employees. In addition, extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations are maintained. This extensive record keeping is designed to substantially reduce legal actions arising from lack of proper documentation.

Regulatory Compliance Management. Under its standard client agreement, the Company assumes responsibility for complying with many employment related regulatory requirements. As an employer, it must comply with numerous federal, state and local laws, including:

     - certain tax, workers' compensation, unemployment, immigration, civil rights, and wage and hour laws;

     - the Americans with Disabilities Act of 1990;

     - the Family and Medical Leave Act;

     - laws administered by the Equal Employment Opportunity Commission; and

     - employee benefits laws such as ERISA and COBRA.

The Company provides bulletin boards to its clients and maintains them for compliance with required posters and notices. It also assists clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which it does not assume liability and responsibility. For example, while the Company provides significant safety training and risk management services to its clients, it does not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

Employee Benefits Administration. The Company offers a broad range of employee benefit programs to its worksite employees. The Company administers such benefit programs, thereby reducing the administrative responsibilities of its clients for maintaining complex and tax-qualified employee benefit plans. By combining multiple worksite employees, the Company is able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, the Company is able to offer to its worksite employees benefit programs that are comparable to those offered by large corporations. In fact, some programs offered by the Company would not otherwise be available to the worksite employees of many clients if such clients were the sole employers. Eligible worksite and corporate staff employees are entitled to participate in the Company's employee benefit programs without discrimination. Such programs include life insurance coverage as well as a cafeteria plan that offers a choice of different health plans and dental, vision and prescription card coverage. In addition, each eligible employee may participate in a 401(k) retirement plan and a medical and dependent care reimbursement program. Each worksite employee is given:

     - the opportunity to purchase group-discounted, payroll-deducted optional life insurance and long-term disability insurance; and

     - access to store discount programs, free checking accounts with participating banks, a prepaid legal services plan, and various other employee benefits.

By offering its worksite employees a broad range of large corporation style benefit plans and programs, the Company believes it is able to reduce worksite employee turnover, which results in cost savings for its clients. The Company performs regulatory compliance and plan administration in accordance with state and federal benefit laws.

Risk Management Services and Employer Liability Protection. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, it controls benefit plan costs by attempting to prevent fraud and abuse by closely monitoring claims. Other risk management programs include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The Company believes that such risk management efforts increase its profitability by reducing liability exposure and by increasing the value of services to its clients.

Many of the Company's direct competitors in both the public and private sector are self-insured for health care, workers' compensation and employment practices risks. In 1999, the Company became self-insured for Ohio workers' compensation. The Company also maintains insurance for employment practices risks, including liability for employment discrimination and wrongful termination. The Company believes that historically it has been able to achieve a higher level of client satisfaction and security by being insured for such risks. It believes that being insured with this type of coverage has greatly reduced liability exposure and, consequently, the potential volatility of income from operations because it is not required to rely exclusively on contractual indemnification from clients. Many of these clients do not carry insurance which covers employment practices liability or do not have sufficient net worth to support their indemnification obligations. For this coverage, the Company has arranged for a large surplus lines insurance company rated A++ (superior) by A.M. Best Company to provide to it, and to its clients as additional insureds, employment practices liability insurance. The Company believes that this arrangement is better received by clients who are seeking to reduce their employment liability exposures and also prevents it from becoming involved in adversarial situations with clients by eliminating the need to seek indemnification. The Company continues to study the possibility of becoming self-insured in the future for selected risks and believes that significant additional opportunities to self-insure may arise.

Payroll and Payroll Tax Administration. The Company provides its clients with comprehensive payroll and payroll tax administration which, except for the obligation to pay, substantially eliminates client responsibility for payroll and payroll taxes beyond verification of payroll information. Subject to the client's obligation to pay, the Company as the co-employer, assumes liability and responsibility for the payroll and payroll taxes of worksite employees and for the obligations of clients to make federal and state unemployment and workers' compensation filings, FICA deposits, child support levies and garnishments, and new hire reports. The Company receives all payroll information, calculates, processes and records all such information, and either issues payroll checks or directly deposits the net pay of worksite employees into their bank accounts. All payroll checks are delivered either to the on-site supervisor of the worksite or directly to the worksite employees. As part of its strategic plan of expanding information technology, the Company is in the process of developing client-based software interfaces to make it possible for clients to enter and submit payroll information via computer modems.

Placement Services. As a part of the overall employment relationship, the Company assists its clients in their efforts to hire new employees. As a result of the Company's advertising volume and contracts with newspapers and other media, it is able to place such advertisements at significantly lower prices than are available to its clients. In addition, in some cases, the Company does not have to place such advertisements because it already has multiple qualified candidates in a job bank or pool of candidates. The Company interviews, screens and pre-qualifies candidates based on criteria established in a job description prepared by it with the client's assistance and performs background checks. In addition, depending on the needs of the client, the Company may test worksite employees for skills, health, and drug-use in accordance with state and federal laws. Following the selection of a candidate, the Company completes all hiring paperwork and, if the employee is eligible, enrolls the employee in benefit programs. The Company believes that this unique approach in providing such services gives it a significant advantage over competitors. These services also enable it to reduce administrative expenses and employee turnover and to avoid hiring unqualified or problem employees.

CLIENTS

All clients enter into a client services agreement. The Company's client services agreement generally is for one year and provides for an on-going relationship, subject to termination by the Company or the client upon 30 days written notice.

The client services agreement establishes a comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect costs. The client services agreement also establishes the division of responsibilities between the Company and the client. Pursuant to the client services agreement, the Company is responsible for all personnel administration and is liable for certain employment-related government regulation. In addition, subject to the obligation of the client to pay the Company, the Company assumes responsibility for payment of salaries and wages of worksite employees and responsibility for providing employee benefits to such persons. The client retains the employees' services and remains liable for compliance with certain governmental regulations, which requires control of the worksite, daily supervisory responsibility, or is otherwise beyond the Company's ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the client services agreement is as follows:

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

Because the Company is a co-employer, it is possible that it could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The client services agreement addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages (including coverages for its clients) to manage its exposure for these types of claims, and, as a result, settlement costs with respect to this exposure have historically been insignificant to its operating results.

Clients are generally required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. The Company retains the ability to terminate the client services agreement as well as the continued employment of the employees upon non-payment by a client. This right, the periodic nature of payroll and the overall quality of the client base has resulted in an excellent overall collection history.

At December 29, 2001, the Company served approximately 1,600 clients and approximately 13,000 worksite employees resulting in an average of eight worksite employees per client. No single client accounted for more than 1.5% of revenues for the twelve months ended December 29, 2001. As a result of acquisitions in 1997 and 1998, the Company's clientele is geographically diverse. In 1996, approximately 94% of the client base was located in Ohio. At December 29, 2001, less than 30% of the worksite employees were located in Ohio. The client base is broadly distributed throughout a wide variety of industries, but is heavily weighted towards professional, service, light manufacturing and non-profit businesses. Exposure to higher workers' compensation claims businesses such as construction, transportation and commercial is less than 5% of the Company's total business.

In general, the Company has benefited from a high level of client retention, resulting in a significant recurring revenue stream. The attrition that has been experienced has typically been caused by a variety of factors, including:

     - sale or acquisition of the client;

     - termination resulting from the client's inability to make timely payments;

     - client business failure or downsizing; and

     - client non-renewal due to price or service dissatisfaction.

The Company believes that the risk of a client terminating its relationship with the Company decreases substantially after the client has been associated with it for over one year because of the client's increased appreciation of its value-added services and because of the difficulties associated with a client reassuming the burdens of being the sole employer. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with services or to retain the services of a competitor. The Company did, however, experience higher than normal attrition during calendar 2001 due to a change in medical insurance premiums by a supplier and due to the general downturn in the economy.

SALES AND MARKETING

The Company markets its services through a direct sales force. Each of its sales personnel enters into an employment agreement which establishes a performance-based compensation program, which currently includes a base amount, sales commissions and a bonus for each new worksite employee enlisted. These employment agreements contain certain non-competition and non-solicitation provisions that prohibit the sales personnel from competing against the Company. The productivity of the Company's sales personnel is attributed in part to their experience in fields related to one or more of the Company's core services. The background of the Company's sales personnel includes experience in industries such as information services, health insurance, business consulting and commercial sales. Sales materials emphasize a broad range of high-quality services and the resulting benefits to clients and worksite employees.

The Company sales and marketing strategy is to achieve higher penetration in certain existing markets by hiring additional sales personnel and increasing sales productivity. Currently, sales leads are generated from the two primary sources of referrals and direct sales efforts. These leads result in initial presentations to prospective clients. Sales personnel gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. The Company performs a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength, and workers' compensation, and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Stringent underwriting procedures greatly reduce controllable costs and liability exposure, and are, in part, responsible for the Company's high rate of client retention and control of direct costs.

INFORMATION TECHNOLOGY

The Company's primary information-processing center is located at its corporate headquarters. Other offices are connected to its centralized system through network dial-up services. Industry-standard software is used to process payroll and other commercially available software manages standard business functions such as accounting and finance. The Company maintains a back-up payroll processing facility in San Diego, and maintains a back-up of TEAM Direct(TM) PEO operating system. The Company also maintains a contract with a mobile recovery service as part of a disaster recovery plan for its corporate headquarters.

Since October 1995, the Company has been developing and continues to develop its proprietary integrated information system based on client-server technology using an Oracle(TM) relational database. The system, called TEAM Direct(TM), will allow clients to enter and submit payroll data via modem and over the Internet. The system also is used to store and retrieve information regarding all aspects of the Company's business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. As of December 29, 2001, all Company locations were utilizing TEAM Direct(TM). The Company believes that this system will be capable of being upgraded and expanded to meet its needs for the foreseeable future.

CORPORATE EMPLOYEES

As of December 29, 2001, the Company had 209 corporate employees located at its headquarters in Worthington, Ohio and at its offices around the country.

PEO RESPONSIBILITIES

Federal, State and Local Employment Taxes. The Company assumes the administrative responsibility for the payment of federal, state and local employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal, state and local employment tax obligations:

     - income tax withholding requirements;

     - social security obligations under FICA; and

     - unemployment obligations under FUTA and SUTA.

Under these Internal Revenue Code sections, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

Employee Benefit Plans. The Company offers various employee benefit plans to worksite employees, including 401(k) plans, cafeteria plans, group health plans, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and ERISA. In order to qualify for favorable tax treatment under the Internal Revenue Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to the Company's corporate employees.

Representatives of the IRS have publicly stated that a Market Segment Study Group established by the IRS is examining whether PEOs are the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment and whether client company owners are employees of PEOs under Internal Revenue Code provisions applicable to employee benefit plans. The Company has limited knowledge of the nature, scope and status of the Market Segment Study, and the IRS has not publicly released any information regarding the study to date. In addition, the Company's 401(k) plan was audited for the year ended December 31, 1992, and, as a part of that audit, the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes. The Company is unable to predict the timing or nature of the findings of the Market Segment Study Group, the timing or conclusions of the Technical Advice Memorandum, or the ultimate outcome of such conclusions or findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, then worksite employees could not continue to make contributions to the Company's 401(k) plan or cafeteria plan. If such conclusion were applied retroactively, then employees' vested account balances could become taxable immediately. The Company would lose its tax deduction for deposits to the plan trust which would become a taxable trust, and penalties could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues.

The Staffing Firm Workers Benefits Act of 1997 (H.R. 1891) proposed legislation that would have clarified who is the employer for benefit plan purposes, thus eliminating much of the current confusion and uncertainty surrounding these issues. H.R. 1891 did not become legislation in 2000. The bill will be reintroduced in 2002 with additional support and sponsorship. It is uncertain at this time whether this legislation will become law, and, if it does, what changes, if any, may be required of the Company's existing benefit plans in order to comply with its provisions.

In addition to the employer/employee relationship issues described above, pension and profit-sharing plans, including the Company's 401(k) plan, must satisfy certain other requirements under the Internal Revenue Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The Company applies the nondiscrimination requirements of the Internal Revenue Code to ensure that its 401(k) plan is in compliance with the requirements of the Internal Revenue Code.

Workers' Compensation. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries, illnesses and deaths. In exchange for providing workers' compensation coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided by the relevant state statute. In most states, the extensive benefits coverage (for both medical cost and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials.

As a creation of state law, workers' compensation is subject to change by the state legislature in each state and is influenced by the political processes in each state. Some states, such as Ohio, have mandated that employers receive coverage only from state operated funds. Although Ohio maintains such a "state fund," it does allow employers of a sufficient size and with sufficient ties to the state to self-insure for workers' compensation purposes. The Company has maintained a self-insured workers' compensation program for its Ohio employees since July 1999 and has a high retention workers' compensation policy covering most of its non-Ohio employees. The Company records workers' compensation expense based on the estimated total cost of each claim, plus an estimate for incurred but not reported (IBNR) claims. Under the Ohio Self-Insurance Program, the Company is self-funded up to $250,000 per occurrence and purchases private insurance for individual claims in excess of that amount. Although workers' compensation in Ohio is mandatory and generally shields employers from common law civil suits, the Ohio Supreme Court has created an exception for so-called "intentional torts." However, the Company's client services agreement language provides some protection in this area. Effective January 1, 2002, the Company purchased excess loss coverage for individual claims that exceed $500,000 through The Hartford Insurance Company.

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $250,000 per occurrence and maintains an aggregate maximum claims limit. For the insurance program covering the period July 1, 1999 through September 30, 2000, the aggregate cap was $4,672,000 and for the period covering October 1, 2000 through December 31, 2001, the aggregate cap was $4,950,000.

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

Responsibility for complying with various state and federal laws and regulations is allocated by agreement between the Company and its clients, or, in some cases, is the joint responsibility of both. Because the Company acts as a co-employer of worksite employees for many purposes, it is possible that it could incur liability for violations of laws even though it is not contractually or otherwise responsible for the conduct giving rise to such liability. The standard client agreement generally provides that the client will indemnify the Company for liability incurred both as a result of an act of negligence of a worksite employee under the direction and control of the client and to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that the Company will be able to enforce such indemnification, and may therefore be ultimately responsible for satisfying the liability in question.


ITEM 2. PROPERTIES.

The Company leases office facilities in Ohio, Michigan, Nevada, Georgia, California, Idaho, Utah, Montana, Oregon, Tennessee, and Mississippi. Its corporate headquarters is located in a suburb of Columbus, Ohio in a leased building that houses its executive offices and operations for central Ohio worksite employees. Other offices are used to service local PEO operations and are also leased. The Company believes that its current facilities are adequate for its current needs and that additional suitable space will be available as required.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company does not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was quoted on the Nasdaq National Market under the symbol "TMAM" from the commencement of its initial public offering on December 10, 1996 until October 1, 1999, when the Company's common stock began trading on the Nasdaq SmallCap Market. Following the merger with Mucho.com, Inc. on December 28, 2000, the Company's trading symbol was changed to "TMOS." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the Nasdaq SmallCap Market.

CALENDAR PERIOD                                           COMPANY COMMON STOCK
---------------                                           --------------------
                                                           HIGH          LOW
                                                           ----          ---

Fiscal 2000:
    First Quarter....................................    $   7.13      $   5.63
    Second Quarter...................................    $   6.66      $   3.13
    Third Quarter....................................    $   6.00      $   4.06
    Fourth Quarter...................................    $   5.38      $   3.00

Fiscal 2001:
    First Quarter....................................    $   5.03      $   3.00
    Second Quarter...................................    $   3.54      $   2.75
    Third Quarter....................................    $   3.30      $   2.60
    Fourth Quarter...................................    $   4.00      $   2.70

Fiscal 2002:
    First Quarter (through March 22, 2002)...........    $   3.98      $   3.00


As of March 22, 2002, the number of record holders of the Company's common stock was 260. The closing sales price of the common stock on March 22, 2002, was $3.25.

The Company has not paid any cash dividends to holders of its common stock and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The payment of any future dividends would be contingent upon approval of the Company's Class A preferred shareholders and its lenders.

In March 2001, the Company received a $1 million investment from Professional Staff Management, Inc. As additional consideration for the purchase of the Class A preferred stock, the Company issued Professional Staff Management, Inc. a warrant to purchase an additional 148,148 shares.

In connection with the purchase of substantially all of the assets of Professional Statement Management, Inc., the Company issued 74,074 common shares.


ITEM 6. SELECTED FINANCIAL DATA.

SUMMARY OF TEAM MUCHO, INC. SELECTED FINANCIAL DATA

The following table presents summary selected financial data of Team Mucho, Inc. as of and for the period from July 8, 1999 to December 31, 1999, and as of and for the years ended December 29, 2001 and December 31, 2000. This financial data should be read in conjunction with TEAM Mucho, Inc.'s historical financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

The reported results for 1999 and 2000 are those of Mucho.com, Inc. No PEO results are provided for either fiscal years 1999 and 2000.

                     (000'S OMITTED, except per share data)


                                                                                                                      PERIOD FROM
                                                                                  YEAR ENDED          YEAR ENDED     INCEPTION TO
                                                                                 DECEMBER 29,        DECEMBER 31,     DECEMBER 31,
                                                                                     2001                2000             1999
                                                                                     ----                ----             ----
Statement of Operations Data:
Revenues ..................................................................        $ 451,062           $     51         $    --
                                                                                   ---------           --------         -------
Direct Costs:
  Salaries and wages ......................................................          375,744                 --              --
  Payroll taxes, workers' compensation and other direct costs .............           55,449                 --              --
                                                                                   ---------           --------         -------
      Total direct costs ..................................................          431,193                 --              --
                                                                                   ---------           --------         -------
Gross Profit ..............................................................           19,869                 51              --
                                                                                   ---------           --------         -------
Expenses:
  Administrative salaries .................................................           10,743              5,651             883
  Other selling, general and administrative expenses ......................            7,588              2,468             271
  Depreciation and amortization ...........................................            2,808                262              20
  Restructuring charges ...................................................            1,834                654              --
                                                                                   ---------           --------         -------
      Total operating expenses ............................................           22,973              9,035           1,174
                                                                                   ---------           --------         -------
      Loss from operations ................................................           (3,104)            (8,984)         (1,174)
                                                                                   ---------           --------         -------
  Interest expense ........................................................           (1,051)              (512)            (80)
                                                                                   ---------           --------         -------
  Income tax expense ......................................................              (35)                --              --
                                                                                   ---------           --------         -------
Net Loss ..................................................................           (4,190)            (9,496)         (1,254)
Preferred stock dividends .................................................           (1,100)                --              --
                                                                                   ---------           --------         -------
Net loss attributable to common shareholders ..............................        $  (5,290)          $ (9,496)        $(1,254)
                                                                                   =========           ========         =======
Net loss per share
  Basic and diluted .......................................................        $   (0.72)          $  (3.37)        $ (0.66)

Balance Sheet Data:
Working capital deficit ...................................................        $  (8,222)          $ (4,803)        $  (957)
Total assets ..............................................................        $  58,844           $ 56,960         $   292
Long-term obligations .....................................................        $  13,044           $  3,665         $    62
Total shareholders' equity (deficit) ......................................        $  14,800           $ 19,757         $  (803)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has operated as a Professional Employer Organization (PEO) actively since 1986 as TEAM America. The Company participated in a reverse merger with Mucho.com (Lafayette, CA) on December 28, 2000, which operated as an Online Business Center (OBC) since July 1999.

PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, credit exposure and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and varies according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix.

Direct costs of services are reflected in the Company's Statement of Operations as "direct costs" and are reflective of the type of revenue being generated. Direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. The Company maintains two workers' compensation programs. One covers the Ohio worksite employees co-employed by the Company through a self-insured program and the other covers the Company's worksite employees co-employed by TEAM America located outside the state of Ohio or all-other-states (AOS). The Company does not provide workers' compensation to non-employees of the Company. The AOS workers' compensation program insurance provider is The Hartford Insurance Company (Hartford) which provides coverage for substantially all of the Company's worksite and corporate employees outside the state of Ohio.

The Company's insurance policy dictates that if losses and fixed cost under the policy are less than the amounts the Company paid, the insurer will refund the difference to the Company. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct costs a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims paid and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

As of December 29, 2001, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

The Company's clients are billed at fixed rates which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs which are included in the client's contractual rate, the Company may be unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

Effective March 13, 2001, the Company acquired Professional Staff Management, Inc. (PSMI), a PEO based in Salt Lake City with offices in San Diego, Columbus, Cincinnati, and Las Vegas. Under the terms of the purchase agreement, the Company acquired substantially all of the assets for $4,250,000 in cash, $1,000,000 of seller financing supported by a letter of credit to be drawn no later than July 2002, $1,000,000 in TEAM Mucho Series A Preferred Stock and $241,000 in TEAM Mucho common stock. The transaction was valued at approximately $6,491,000. The Company also incurred $84,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $6,575,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of operations since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer bad debts, workers' compensation reserves, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE RECOGNITION. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client service agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company and its clients generally have the abilities to terminate the relationship with 30 days' notice.

The Company bills its clients for workers' compensation and unemployment costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment, (ii) to cover the Company's costs of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes, and all changes require thirty days' prior notice.

WORKERS' COMPENSATION. The Company has maintained a self-insured workers' compensation program for its Ohio employees since July 1999 and has a high retention workers' compensation policy covering most of its non-Ohio employees. The Company records workers' compensation expense based on the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported (IBNR) claims. Under the Ohio Self-Insurance Program, the Company is self-funded up to $250,000 per occurrence and purchases private insurance for individual claims in excess of that amount. Effective January 1, 2002, the Company purchased excess loss coverage for individual claims that exceed $500,000 through The Hartford Insurance Company.

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $250,000 per occurrence and maintains an aggregate maximum claims limit. For the insurance program covering the period July 1, 1999 through September 30, 2000, the aggregate cap was $4,672,000 and for the period covering October 1, 2000 through December 31, 2001, the aggregate cap was $4,950,000.

In addition to providing the claims expense under the plan, as described above, the Company is required to "pre-fund" a portion of the estimated claims under the non-Ohio program. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods in the insurance contract to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding.

FISCAL YEAR 2001 AS COMPARED TO FISCAL YEAR 2000

The Company's revenue has changed substantially from the 2000 and 1999 fiscal years. The Company's reported results were those of the Mucho.com Internet operations based in Lafayette, California. Accordingly, no meaningful comparison can be made on the Company's overall results for fiscal 2001 to 2000.

The Company's revenues for the fiscal year ended December 2001 were $451,062,000 of which $78,000 was related to the Mucho.com Internet operations. This compares to Mucho.com's reported revenue for fiscal year 2000 of $51,000, which represents an increase of 52.9%. The Mucho.com Internet operations were closed in Lafayette, California by December 29, 2001. Direct expenses for fiscal 2001 of $431,193,000 were in line with revenue growth. As a percentage of revenue, direct expenses for the fiscal year 2001 was 95.6%.

Gross profits were $19,869,000 for fiscal year 2001. Gross profits, as a percentage of revenue, were 4.40% for the fiscal year 2001. Workers' compensation profit increased over last year. Additional expenses were incurred as a result of the events surrounding the September 11th tragedy. These expenses, totaling $149,000, were primarily due to additional charges associated with the delivery of payroll by ground and other available means due to the problems associated with air freight around the country.

Selling, general and administrative expenses ("SG&A") for fiscal 2001 amounted to $7,588,000, or 1.7% of revenue. The Company incurred expenditures to open a new Dallas office ($250,000), the PSMI integration costs ($683,000), the closure of certain offices (Boise, Memphis, Orlando, and Orem, UT [$150,000]), and additional IT consulting and programming capacity to expand the Company's processing capabilities as it continues to integrate new books of business and open new offices during the 2002 fiscal year. Difficulties associated with previous accounting software platforms along with the implementation challenges associated with the Company's new platform caused the Company to file its third quarter 10-Q late and to incur some additional expenses. This resulted in additional expenses of approximately $300,000. The Company is currently finalizing the implementation of the new accounting platform to help prevent this from occurring in the future.

Depreciation and amortization was $2,808,000 in fiscal 2001 primarily due to amortization of goodwill from the acquisitions of TEAM America in December 2000 and PSMI in March 2001, offset by a reduction in depreciation expense from assets that were fully depreciated in fiscal 2001.

In conjunction with the integration of the TEAM America acquisition, the Company incurred $1,834,000 of restructuring charges. The charges related primarily to exit costs associated with the on-line business center, including the relocation of certain key executives, employee severance and the write-down of impaired assets. Total restructuring costs were 0.4% of revenues.

Interest expense in fiscal 2001 was $863,000 as the Company's indebtedness reached $9,049,000. Including letters of credit with regards to the Company's workers' compensation programs in Ohio and with the Hartford Insurance Company, the Company's total indebtedness was approximately $11,000,000.

Income tax expense for fiscal 2001 was $35,000. The Company has substantial net operating losses carried forward from Mucho.com which, while limited in the amount that can be used in one individual year by Internal Revenue Code provisions, will permit the Company to reduce its tax expense in the future based upon the Company generating operating income.

Net loss for fiscal 2001 was $4,190,000. The Company's 2001 fiscal year was characterized by a downturn in the economic climate, the tragic events of September 11th and the aftermath of a hardening insurance market. These market dynamics provided management with challenges as it undertook plans to transition the TEAM America book of business to a lower risk profile. The Company's workers' compensation manual rate dropped from $3.20 to $2.84 per $100 of payroll year over year. This reduction, as well as the introduction of a new pricing structure, allowed the Company to increase its gross margin from $1,186 to $1,514 per worksite employee, representing an increase of approximately 25%. Historically, the number of worksite employees are positively correlated to changes in the employment rate. This suggests that as the percentage of the country or region's available workforce becomes employed increases then the Company's number of worksite employees will increase as well. This important factor will be a good indicator of the change in the Company's revenue and worksite employee count in the future.

FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

In 2000 and 1999, the Company operated strictly as Mucho.com, Inc., an on-line business center.

The Company's revenues for the fiscal year ended December 31, 2000 were $51,000 as compared to fiscal year 1999 of $0.

Operating expenses for fiscal 2000 were $9,035,000 as compared to $1,174,000 for fiscal year 1999, which represents an increase of $7,861,000 or 669.59%. Total salaries were $5,651,000 in 2000 compared to $883,000 in 1999. This increase was primarily due to a full year's operation in 2000 and increased number of employees.

Selling, general and administrative expenses ("SG&A") for fiscal 2000 increased $2,197,000, or 810.70%. This increase is attributed to a full year of Mucho.com operations and significant investments in growing its on-line business center.

Depreciation and amortization increased $242,000, or 121.0%, in fiscal 2000 primarily due to the company's expansion and development of the on-line business center.

Interest expense in fiscal 2000 increased $432,000, or 540%, from $80,000 in fiscal 1999 to $512,000 in fiscal 2000. This increase was due to an increase in debt financing associated with the Company's expansion activities in fiscal 1999 and 2000.

Net loss for fiscal 2000 was $9,496,000 versus $1,254,000 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in fiscal 2001 was $664,000. Net cash provided by operating activities primarily relates to net loss of $4,190,000, depreciation and amortization of $2,808,000 and an increase in accounts payable, accrued expenses and other current liabilities of $933,000, decrease in accounts receivable of $518,000 and decrease in prepaid expenses and other current assets of $806,000.

The increase in accounts payable, accrued expenses and other current liabilities relates to the growth in business in 2001, while the decrease in accounts receivable is due to increased focus on working capital management. The Company also utilized approximately $3,218,000 in cash for liabilities assumed by the combined TEAM Mucho from the previous TEAM America PEO operations as a result of final purchase accounting. The net cash used in financing activities was $4,454,000 million during fiscal 2001. At December 29, 2001, the Company had cash and cash equivalents of $1,447,000 and net accounts receivable of $1,036,000.

The Company was authorized to repurchase up to $200,000 of the outstanding shares of the Company's common stock, subject to the Company's terms with its lenders and the Series A Preferred Stock Purchase Agreement. As of December 29, 2001, the Company repurchased approximately 9,200 shares at an average cost of $3.10.

Management of the Company believes that its existing cash and cash flow from operations, incremental cash flow from announced acquisitions and potential borrowing capacity will be sufficient to support cash needs for the next twelve months. Future acquisitions will be funded through a combination of the Company's existing credit facility and seller financing.

INFLATION

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company currently intends to adopt SFAS No. 142 as of December 30, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, but believes that goodwill and the trade name recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements. In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

RISK FACTORS

IF GOVERNMENT REGULATIONS REGARDING PEOS ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, THE COMPANY'S BUSINESS COULD BE HARMED.

Many of the laws related to the employment relationship were enacted prior to the development of professional employer organizations and other staffing businesses and many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. The Company's operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, the Company assumes some obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by the Company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on the Company's results of operations and financial condition.

While many states do not explicitly regulate PEOs, approximately 21 of the states, but not Ohio, have enacted laws that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. There can be no assurance that the Company will be able to comply with any such regulations which may be imposed upon it in the future, and the Company's inability to comply with any such regulations could have a material adverse effect on its results of operations and financial condition.

In addition, there can be no assurance that existing laws and regulations which are not currently applicable to the Company will not be interpreted more broadly in the future to apply to its existing activities or that new laws and regulations will not be enacted with respect to its activities. Either of these changes could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

IF THE IRS DETERMINES THAT THE COMPANY IS NOT AN "EMPLOYER," ITS 401(K) PLAN COULD BE REVOKED AND ITS CAFETERIA PLAN MAY LOSE FAVORABLE TAX TREATMENT.

If the IRS concludes that PEOs are not "employers" of certain worksite employees for purposes of the Internal Revenue Code, then the tax qualified status of the Company's 401(k) plan could be revoked and its cafeteria plan may lose its favorable tax status. The loss of qualified status for the 401(k) plan and the cafeteria plan could increase the Company's administrative expenses, increase client dissatisfaction and adversely affect its ability to attract and retain clients and worksite employees, and, thereby, materially adversely affect the Company's financial condition and results of operations. The Company is unable to predict the impact that the foregoing could have on its administrative expenses, and whether its resulting liability exposure, if any, will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount, if any, of such liability exposure.

THE COMPANY INTENDS TO GROW ITS EXISTING BUSINESS, AND, IF IT IS UNABLE TO MANAGE THIS GROWTH, THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS COULD BE HARMED.

The Company intends to continue its internal growth and to pursue an acquisition strategy. Such growth may place a significant strain on the Company's management, financial, operating and technical resources. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating businesses with the Company's operations. There can be no assurance that suitable acquisition candidates will be available, that the Company will be able to acquire or profitably manage such additional companies, or that future acquisitions will produce returns that justify the investment. In addition, the Company may compete for acquisition and expansion opportunities with companies that have significantly greater resources. There can be no assurance that management skills and systems currently in place will be adequate to implement a strategy of growth through acquisitions and through increased market penetration. The Company's failure to manage growth effectively, or to implement its strategy, could have a material adverse effect on its results of operations and financial condition.

THE COMPANY BEARS THE RISK OF NONPAYMENT FROM ITS CLIENTS.

To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, the Company's financial condition and results of operations could be adversely affected. Although the Company historically has not incurred significant bad debt expense, in each payroll period, the Company has a nominal number of clients who fail to make timely payment prior to delivery of the payroll.

IF THE COMPANY'S WORKERS' COMPENSATION AND UNEMPLOYMENT COSTS RISE, ITS RESULTS OF OPERATIONS AND BUSINESS MAY SUFFER.

The Company's workers' compensation and unemployment costs could increase as a result of many factors, including increases in the rates charged by the applicable states and private insurance companies and changes in the applicable laws and regulations. Although the Company believes that historically it profited from such services, its results of operations and financial condition could be materially adversely affected in the event that the Company's actual workers' compensation and unemployment costs exceed those billed to its clients. Although, the Company has the right to pass onto its clients rate increases for those costs, it may be unable to do so to the full extent of the increases, or client terminations may occur if such increases are made.

THE COMPANY'S CLIENT AGREEMENTS ARE SHORT TERM IN NATURE, AND, IF A SIGNIFICANT NUMBER OF CLIENTS DO NOT RENEW THEIR CONTRACTS, ITS BUSINESS MAY SUFFER.

The Company's standard client agreement provides for successive one-year terms, subject to termination by the Company or by the client at any time upon 30 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

THE COMPANY MAY BE LIABLE FOR ACTIONS OF WORKSITE EMPLOYEES OR CLIENTS, AND ITS INSURANCE POLICIES MAY NOT BE SUFFICIENT TO COVER THESE LIABILITIES.

The Company's client agreement establishes a contractual division of responsibilities between the Company and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if the Company does not participate in such violations. Although such client agreements generally provide that the client indemnify the Company for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, the Company may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying these liabilities. In addition, worksite employees may be deemed to be the Company's agents, subjecting the Company to liability for the actions of the worksite employees.

As an employer, the Company, from time to time, may be subject in the ordinary course of business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although the Company carries $2 million of general liability insurance, with a $25,000 deductible and with a $10 million commercial umbrella policy, and carries employment practices liability insurance in the amount of $10 million, with a $50,000 deductible, there can be no assurance that any of the insurance carried by the Company or its providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to the Company's providers or to the Company in the future and, if available, on satisfactory terms. If the insurance carried by the Company or its providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then the Company's business and financial condition could be materially adversely affected.

COMPETITIVE PRESSURES THE COMPANY FACES MAY HAVE A MATERIAL ADVERSE EFFECT.

The PEO industry is highly fragmented. Many of the PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to the Company. The Company also encounters competition from fee for service companies such as payroll processing firms, insurance companies and human resource consultants. In addition, several of the Company's PEO competitors have recently been acquired by large business services companies, such as Automatic Data Processing, Inc. Such companies have substantially greater resources and provide a broader range of services than the Company. Accordingly, the PEO divisions of such companies may be able to provide more services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large fee for service companies currently providing a more limited range of services.

THE COMPANY'S PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN ITS VOTING STOCK.

The Company's officers, directors and shareholders with greater than 5% holdings, in the aggregate, beneficially own approximately 4,807,000 shares, or 59.6% of its outstanding common stock as of March 22, 2002. The holders of the preferred shares have the right to acquire beneficial ownership of an additional 1,792,593 shares through the exercise of stock warrants. The holders of the preferred shares also have the right to convert their preferred shares to an additional 1,792,593 shares of common stock. As a result, these shareholders, acting together, may have the ability to determine the outcome of substantially all matters submitted to the Company's shareholders for approval, including:

     - election of the board of directors;

     - removal of any of the directors;

     - amendment of the articles of incorporation or code of regulations; and

     - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

These shareholders will have substantial influence over the Company's management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving the Company, or discouraging a potential acquirer from making a tender offer for the Company's shares which would prevent shareholders from realizing the benefits of the transaction, such as a purchase price premium or significant increase in stock price.

The Company has designated 125,000 of the Class A Voting Preferred Shares, without par value, as the "Series 2000 9.75% Cumulative Convertible Redeemable Class A Preferred Shares" (the "Series A Shares"). These shares were initially issued with a mandatory redemption feature. Effective January 1, 2001, the preferred shareholders and the Company agreed to eliminate the mandatory redemption feature. In connection with the elimination of the mandatory redemption feature, the preferred stock purchase agreement was amended such that the Company is committed to complete a secondary offering of common stock, in which the preferred shareholders may participate, prior to June 28, 2004. In the event that the Company fails to complete the secondary offering, the Company will be in default of its obligations to the preferred shareholders and the preferred shareholders will be entitled to liquidated damages.

The Company has entered into a Put Option Agreement with the preferred shareholders. Under the terms of this agreement, the preferred shareholders may, under certain conditions, have the right to put these shares back to the Company.

If the Company fails to complete the secondary offering of common stock or if the conditions are met that would allow the preferred shareholders to put their shares to the Company, such events could have a material adverse affect on the financial condition of the Company.

Other significant terms of the Series A Shares include the following:

     - Annual cumulative dividends in an amount equal to 9.75%, payable quarterly in cash, beginning January 1, 2003, and payable in-kind prior to that date.

     - In the event of liquidation or winding up of the Company, a liquidation preference over the common stock.

     - The right to convert, in whole or in part, at any time, into the number of shares of common stock of the Company (1,792,593 at December 29, 2001) determined by dividing the aggregate liquidation amount (as defined in the Preferred Stock Agreement, but $12,100,000 as of December 29, 2001) by the conversion price (as defined in the Preferred Stock Agreement, but $6.75 as of December 29, 2001).

     - The right to designate two members of the Board of Directors of the Company.

ANTI-TAKEOVER PROVISIONS IN THE COMPANY'S ARTICLES OF INCORPORATION AND CODE OF REGULATIONS MAKE A CHANGE IN CONTROL MORE DIFFICULT.

The provisions of the Company's articles of incorporation and code of regulations and of the Ohio Revised Code, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for the Company's common stock. Among other things, these provisions:

     - require certain supermajority votes;

     - establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders proposals to be considered at shareholders' meetings; and

     - divide the board of directors into two classes of directors serving staggered two-year terms.

Pursuant to the Company's articles of incorporation, the board of directors has authority to issue up to 5,000,000 preferred shares without further shareholder approval. Such preferred shares could have dividend, liquidation, conversion, voting and other rights and privileges that are superior or senior to the Company's common stock. Issuance of preferred shares could result in the dilution of the voting power of the Company's common stock, adversely affecting holders of common stock in the event of the Company's liquidation or delay, and defer or prevent a change in control. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company's common stock.

In addition, the Ohio Revised Code contains provisions that require shareholder approval of any proposed "control share acquisition" of any Ohio corporation at any of three ownership thresholds: 20%, 33 1/3% and 50%. The Ohio Revised Code also contains provisions that restrict certain business combinations and other transactions between an Ohio corporation and interested shareholders.

THE COMPANY'S QUARTERLY OPERATING RESULTS FLUCTUATE AND MAY NOT ACCURATELY PREDICT FUTURE PERFORMANCE.

The Company's quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include:

     - changes in pricing policies or those of competitors;

     - timing and number of new client agreements and existing client terminations;

     - seasonal patterns in revenue and expenses; and

     - other changes in levels of operating expenses, personnel and general economic conditions.

As a result, management believes that period-to-period comparisons of its operating results are not necessarily meaningful, and should not be relied on as an indication of future performance. In addition, operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of the Company's common stock may fluctuate.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of TEAM Mucho, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of TEAM Mucho, Inc. (an Ohio corporation) and subsidiaries as of December 29, 2001 and December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of TEAM Mucho, Inc. (then doing business as Mucho.com) as of December 31, 1999 and for the period from inception (July 8, 1999) to December 31, 1999 were audited by other auditors whose report dated July 26, 2000, expressed an unqualified opinion on those financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM Mucho, Inc. and subsidiaries, as of December 29, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Columbus, Ohio
March 27, 2002

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 29, 2001 AND DECEMBER 31, 2000
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)


                                                               2001       2000
                                                               ----       ----
ASSETS

CURRENT ASSETS:
  Cash ...................................................    $ 1,447    $10,925
  Receivables:
    Trade, net of allowance for doubtful accounts of $392
      in 2001 and $200 in 2000 ...........................      1,036      1,978
    Unbilled revenues ....................................      9,893      8,792
    Other receivables ....................................      1,404      1,461
  Prepaid expenses .......................................      1,883      1,534
  Deferred income tax ....................................      1,497        420
                                                              -------    -------
      Total current assets ...............................     17,160     25,110
                                                              -------    -------

PROPERTY AND EQUIPMENT, NET ..............................      2,580      1,581
                                                              -------    -------
OTHER ASSETS:
  Goodwill, net ..........................................     35,238     26,732
  Cash surrender value of life insurance policies ........        521        587
  Deferred income tax asset ..............................        784        249
  Other ..................................................      2,561      2,701
                                                              -------    -------
      Total other assets .................................     39,104     30,269
                                                              -------    -------
      Total assets .......................................    $58,844    $56,960
                                                              =======    =======


(Continued on next page)

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                  AS OF DECEMBER 29, 2001 AND DECEMBER 31, 2000
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)


                                                              2001       2000
                                                              ----       ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable .................................  $  2,325   $  1,954
  Capital leases, current portion ........................       296        103
  Bank debt, current portion .............................     1,250         --
  Stock repurchase obligation ............................        --     11,622
  Accrued compensation ...................................    10,338      8,367
  Accrued payroll taxes and insurance ....................     6,475      3,967
  Accrued workers' compensation liability ................     1,750      1,832
  Other accrued expenses .................................     2,948      2,068
                                                            --------   --------
      Total current liabilities ..........................    25,382     29,913

LONG-TERM LIABILITIES:
  Bank debt, less current portion ........................     7,799         --
  Capital lease obligations, less current portion ........       547        127
  Accrued workers' compensation liability ................     2,879      2,602
  Client deposits and other liabilities ..................     1,298        349
  Deferred compensation ..................................       521        587
                                                            --------   --------
      Total liabilities ..................................    38,426     33,578
                                                            --------   --------

CONVERTIBLE PREFERRED STOCK, face amount of $11 million
  and $10 million, respectively ..........................     5,618      3,625
                                                            --------   --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, no par value:
    45,000,000 shares authorized; 10,788,743 and 9,603,558
    issued at December 29, 2001 and December 31, 2000,
    respectively .........................................    45,636     45,282
  Deferred compensation ..................................       (20)       (28)
  Accumulated deficit ....................................   (16,040)   (10,750)
                                                            --------   --------
                                                              29,576     34,504
  Less - Treasury stock, 2,739,782 and 2,722,366
    common shares, at cost, ..............................
    at December 29, 2001 and December 31, 2000,
    respectively .........................................   (14,776)   (14,747)
                                                            --------   --------
      Total shareholders' equity .........................    14,800     19,757
                                                            --------   --------
      Total liabilities and shareholders' equity .........  $ 58,844   $ 56,960
                                                            ========   ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                    (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)


                                                                                                                    PERIOD FROM
                                                                           YEAR ENDED           YEAR ENDED          INCEPTION TO
                                                                          DECEMBER 29,         DECEMBER 31,         DECEMBER 31,
                                                                              2001                 2000                 1999
                                                                              ----                 ----                 ----
REVENUES ............................................................      $   451,062          $        51          $        --
                                                                           -----------          -----------          -----------
DIRECT COSTS:
  Salaries and wages ................................................          375,744                   --                   --
  Payroll taxes, workers' compensation and other direct costs .......           55,449                   --                   --
                                                                           -----------          -----------          -----------
    Total direct costs ..............................................          431,193                   --                   --
                                                                           -----------          -----------          -----------
GROSS PROFIT ........................................................           19,869                   51                   --
                                                                           -----------          -----------          -----------
OPERATING EXPENSES:
  Administrative salaries ...........................................           10,743                5,651                  883
  Other selling, general and administrative expenses ................            7,588                2,468                  271
  Depreciation and amortization .....................................            2,808                  262                   20
  Restructuring charges .............................................            1,834                  654                   --
                                                                           -----------          -----------          -----------
    Total operating expenses ........................................           22,973                9,035                1,174
                                                                           -----------          -----------          -----------
OPERATING LOSS ......................................................           (3,104)              (8,984)              (1,174)

  Interest expense, net .............................................             (863)                (512)                 (80)
  Fair value loss of derivative instruments .........................             (188)                  --                   --
                                                                           -----------          -----------          -----------
LOSS BEFORE INCOME TAXES ............................................           (4,155)              (9,496)              (1,254)

  Income tax expense ................................................              (35)                  --                   --
                                                                           -----------          -----------          -----------
NET LOSS ............................................................           (4,190)              (9,496)              (1,254)

Preferred stock dividends ...........................................           (1,100)                  --                   --
                                                                           -----------          -----------          -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ........................      $    (5,290)         $    (9,496)         $    (1,254)
                                                                           ===========          ===========          ===========
NET LOSS PER SHARE:

  Basic .............................................................      $     (0.72)         $     (3.37)         $     (0.66)
  Diluted ...........................................................      $     (0.72)         $     (3.37)         $     (0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .............................................................        7,342,508            2,816,501            1,903,095
  Diluted ...........................................................        7,342,508            2,816,501            1,903,095


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)


                                                       COMMON STOCK ISSUED
                                                       -------------------      DEFERRED     TREASURY    ACCUMULATED   SHAREHOLDERS'
                                                       NUMBER         STOCK   COMPENSATION     STOCK       DEFICIT        EQUITY
                                                       ------         -----   ------------     -----       -------        ------

Balance, July 8, 1999 (inception)

  Issuance of common stock .......................    1,976,393      $   390      $ --       $     --      $     --      $    390
  Issuance of warrants ...........................           --           61        --             --            --            61
  Net loss for the period ........................           --           --        --             --        (1,254)       (1,254)
                                                     ----------      -------      ----       --------      --------      --------
Balance, December 31, 1999 .......................    1,976,393          451        --             --        (1,254)         (803)

  Issuance of common stock .......................    1,086,597        5,553        --             --            --         5,553
  Issuance of common stock for services ..........      606,219        1,212        --             --            --         1,212
  Conversion of debt to equity ...................      349,500        1,077        --             --            --         1,077
  Issuance of warrants ...........................           --          127        --             --            --           127
  Grant of qualified and non-Qualified options ...           --          710       (28)            --            --           682
  Acquisition of TEAM America Corporation ........    4,984,849       30,352        --        (14,747)           --        15,605
  Issuance of common stock and warrants related to
    preferred stock offering .....................      600,000        5,800        --             --            --         5,800
  Net loss .......................................           --           --        --             --        (9,496)       (9,496)
                                                     ----------      -------      ----       --------      --------      --------
Balance, December 31, 2000 .......................    9,603,558       45,282       (28)       (14,747)      (10,750)       19,757

  Issuance of common stock in connection with the
    acquisition of assets ........................       74,074          241        --             --            --           241
  Release of contingent common shares, treated as
    stock dividend ...............................    1,111,111           --        --             --            --            --
  Issuance of common stock warrants ..............           --          113        --             --            --           113
  Amortization of deferred compensation ..........           --           --         8             --            --             8
  Acquisition of treasury stock ..................           --           --                      (29)           --           (29)
  Convertible preferred stock dividend ...........           --           --        --             --        (1,100)       (1,100)
  Net loss .......................................           --           --        --             --        (4,190)       (4,190)
                                                     ----------      -------      ----       --------      --------      --------
Balance, December 29, 2001 .......................   10,788,743      $45,636      $(20)      $(14,776)     $(16,040)     $ 14,800
                                                     ==========      =======      ====       ========      ========      ========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                                 (000'S OMITTED)


                                                                                                                       PERIOD FROM
                                                                                     YEAR ENDED        YEAR ENDED      INCEPTION TO
                                                                                    DECEMBER 29,      DECEMBER 31,     DECEMBER 31,
                                                                                        2001              2000             1999
                                                                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................      $ (4,190)         $ (9,496)         $(1,254)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
Depreciation and amortization .................................................         2,808               262               20
Write-down of property and equipment related to restructuring .................           261               477               --
Bad debt expense ..............................................................           368                --               --
Compensation expense on grant of stock options and other
  non cash compensation .......................................................             8               682               --
Loss on derivative ............................................................           188                --               --
Changes in assets and liabilities, excluding the impact of acquisitions:
      Accounts receivable .....................................................          (518)               (1)              --
      Prepaid expenses and other assets .......................................           806               (93)              (2)
      Accounts payable ........................................................           371             1,523              338
      Accrued liabilities .....................................................           562               596              154
                                                                                     --------          --------          -------
Net cash provided by (used in) operating activities ...........................           664            (6,050)            (744)
                                                                                     --------          --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ............................................        (1,438)             (766)            (125)
Acquisitions, net of cash acquired ............................................        (4,250)            2,364               --
                                                                                     --------          --------          -------
Net cash (used in) provided by investing activities ...........................        (5,688)            1,598             (125)
                                                                                     --------          --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt .......................................................         8,250                --               --
Payments on bank debt .........................................................          (201)               --               --
Stock repurchase ..............................................................       (11,622)               --               --
Purchase of treasury stock ....................................................           (29)               --               --
Proceeds from issuance of common stock ........................................            38             5,553              390
Proceeds from issuance of preferred stock .....................................            --             9,425               --
Proceeds from loans payable to related party ..................................            --               955              561
Payment of loans payable to related party .....................................            --              (561)              --
Payment of financing costs ....................................................          (755)               --               --
Payment on capital lease obligations ..........................................          (135)              (69)              (8)
                                                                                     --------          --------          -------
Net cash (used in) provided by financing activities ...........................        (4,454)           15,303              943
                                                                                     --------          --------          -------
Net (decrease) increase in cash ...............................................        (9,478)           10,851               74
CASH, beginning of period .....................................................        10,925                74               --
                                                                                     --------          --------          -------
CASH, end of period ...........................................................      $  1,447          $ 10,925          $    74
                                                                                     ========          ========          =======


(Continued on next page)

                        TEAM MUCHO, INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                                 (000'S OMITTED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                   2001         2000        1999
                                   ----         ----        ----

Interest paid ..............       $  777       $  54       $  --
                                   ======       =====       =====

Income taxes paid ..........       $  194       $  --       $  --
                                   ======       =====       =====


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The Company acquired certain assets of PSMI on March 13, 2001. Included in the purchase price was $1,000,000 of seller financing. See note 3 for further discussion.

During 2001, the Company declared $1,100,000 of dividends in-kind to holders of convertible preferred stock.

During 2000, the Company acquired TEAM America Corporation in a transaction accounted for as a reverse acquisition. As a result of this transaction, the Company acquired the outstanding common stock of TEAM America Corporation for $15,605,000. See Note 3 for additional information.

During 2001, 2000 and 1999, the Company acquired $748,000, $207,000 and
$102,000, respectively, of property and equipment under capital leases.

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

(1) NATURE AND SCOPE OF BUSINESS

TEAM Mucho, Inc. (the "Company"), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM Mucho is a leading provider of Professional Employment Organization (PEO) services in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee, Mississippi and California. TEAM Mucho's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

The Company was formed by the December 28, 2000 merger of TEAM America Corporation and Mucho.com, Inc. in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho.com, Inc. was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

In its financial statements for the period ended December 31, 1999, the Company was considered a development stage company. Effective with the acquisition of TEAM America Corporation, the Company was no longer considered a development stage company for financial reporting purposes.


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

REVENUE RECOGNITION

The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client service agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company and its clients generally have the ability to terminate the relationship with 30 days' notice.

The Company bills its clients for workers' compensation and unemployment costs at rates which vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) to cover the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes, and all changes require thirty days' prior notice.

Consistent with PEO industry practice, the Company recognizes all amounts billed to its clients as revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis. The Company also recognizes as revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite employees which have not yet been billed to the client as of the end of the accounting period. Unbilled receivables at December 29, 2001 and December 31, 2000 are net of prepayments received prior to year-end of $1,490,000 and $0, respectively.

Because the acquisition of TEAM America Corporation occurred on December 28, 2000, the Company recognized no revenue or expenses related to the PEO business segment prior to 2001. Unbilled revenues on the balance sheet at December 31, 2000 represent amounts generated by TEAM America Corporation prior to the acquisition and billed to clients after the acquisition.

SEGMENT INFORMATION

During 2000 and 1999, the Company operated entirely in the online business segment. As a result, the consolidated statements of operations are composed entirely of the results of this business segment. With the acquisition of TEAM America Corporation, the Company entered the PEO business segment. During 2001, the Company wound down and merged the operations of its online business into the operations of its PEO business. Accordingly, the Company operates in a single segment providing PEO services to small and mid-sized businesses.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based upon an evaluation of each client's financial condition. Exposure to losses on receivables is primarily dependent on each client's financial condition. The Company mitigates such exposure by requiring customers to participate in a bonding program or through deposits, letters-of-credit or personal guarantees from certain of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are established when necessary.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets primarily using the straight-line method. Additions and betterments for property and equipment over certain minimum dollar amounts are capitalized. Repair and maintenance costs are expensed as incurred. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

      Computer hardware and software.........................   3-5 years
      Software development costs.............................     3 years
      Furniture, fixtures and equipment......................   5-7 years


Property and equipment and related accumulated depreciation as of December 29, 2001 and December 31, 2000 are as follows (000's omitted):

                                                              2001        2000
                                                              ----        ----

      Computer hardware and software .....................   $ 2,918     $ 1,559
      Furniture, fixtures and equipment ..................       509         184
      Leasehold improvements .............................       127         117
                                                             -------     -------
                                                               3,554       1,860
      Less: accumulated depreciation and amortization.....     (974)       (279)
                                                             -------     -------
                                                             $ 2,580     $ 1,581
                                                             =======     =======


Leasehold improvements and capital leases are depreciated or amortized over the shorter of the lease term or their estimated useful lives.

Software development costs relate primarily to the Company's internet-based enhancements to its proprietary software, TEAM Direct, and are accounted for in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2001, the Company capitalized $869,000 related to these enhancements. In the fourth quarter 2001, the Company decided to exit the online business center and in doing so evaluated the future use of certain assets and determined that certain items would not be integrated with TEAM Direct. Accordingly, $231,000 of previously capitalized costs was written-off as a restructuring charge.

GOODWILL

Goodwill is the excess of the purchase price paid for businesses acquired, including liabilities assumed, over the estimated fair market value of the assets acquired. Goodwill is amortized over 20 years. During 2001, the Company recognized $1,783,000 in amortization expense. As the goodwill on the consolidated balance sheet at December 31, 2000 is related entirely to the acquisition of TEAM America Corporation on December 28, 2000, no amortization expense or accumulated amortization was recognized prior to 2001.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt this statement effective December 30, 2001. Testing regarding impairment of goodwill will be completed during the second quarter of fiscal 2002. The Company is evaluating what, if any, additional impact this statement may have on its results of operations and financial position.

Had the Company adopted this statement as of the beginning of 2001, $1,783,000 of amortization expense would not have been recognized and net loss would have decreased by $1,783,000 and loss per share attributable to common shareholders would have decreased by $0.24.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of current assets and liabilities, bank debt and capital lease obligations approximate their fair value because of the immediate or short-term maturity of these financial instruments. There is no quoted market price for the Company's preferred stock, however, based on the December 29, 2001 trading price of the Company's common stock, on an if converted basis, the preferred stock would have had a value of approximately $6,400,000.

INCOME TAXES

Income taxes are accounted for using the asset and liability approach for financial reporting. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 29, 2001 and December 31, 2000 and for the period ended December 31, 1999 was approximately $88,000, $32,000 and $4,000, respectively.

EARNINGS PER SHARE

For the periods ended December 29, 2001, December 31, 2000 and 1999, 1,796,000, 1,818,000 and 881,000 options, and 1,705,000, 1,501,000 and 65,000 warrants, with a weighted average price of $4.37, $5.99 and $4.39 for the options, and $6.75, $6.75 and $0.91 for the warrants, respectively, are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. Additionally, preferred stock convertible into approximately 1,481,000 shares of common stock was excluded from the calculation of diluted earnings per share because its effect is anti-dilutive. As a result, no reconciliation between weighted average shares used for the calculation of basic earnings per share and weighted average shares used for the calculation of diluted earnings per share is necessary.

FISCAL YEAR

During 2001, the Company changed its year-end from a calendar year to a fiscal year ending on the Saturday closest to December 31. As prior periods reflect only the results of Mucho.com, Inc., this change did not have a material effect on the comparability of results.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 financial statement presentation.

NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company is currently assessing the impact of SFAS 144 on its operating results and financial condition. The Company is required to adopt SFAS 144 during the first quarter of fiscal 2002.


(3) ACQUISITIONS

On March 13, 2001, the Company acquired certain assets and assumed certain liabilities of Professional Staff Management, Inc. (PSMI). The acquisition was accounted for using the purchase method of accounting.

Total cash and stock consideration for this acquisition was (000's omitted, except for share amounts):

      Cash.....................................................   $  4,250
      Seller financing.........................................      1,000
      Common shares of TEAM Mucho, Inc. (74,074 shares)........        241
      Convertible preferred stock (10,000 shares)..............        925
      Warrants.................................................         75
      Direct expenses of the acquisition.......................         84
                                                                  --------
                                                                  $  6,575
                                                                  ========


The purchase price including liabilities assumed was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. Goodwill of $6,664,000 was recorded related to this transaction and was being amortized over 20 years.

On December 28, 2000, the Company completed the acquisition of TEAM America Corporation, a professional employer organization. The acquisition was accounted for under the purchase method of accounting as a reverse acquisition, whereby the legal target (Mucho.com, Inc.), was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and earnings per share are presented in TEAM America Corporation equivalent shares.

No results of operations of TEAM America Corporation are included in the 2000 statement of operations as the acquisition of TEAM America Corporation occurred on December 28, 2000.

Total consideration paid for this acquisition was (000's omitted, except for share amounts):

                                                            NUMBER OF
                                                            SHARES OR
                                                             OPTIONS     VALUE
                                                             -------     -----

  TEAM America Corporation common stock owned by
    Mucho.com, Inc. control group prior to date
    of acquisition at historical cost of $6.34
    per share ............................................  1,296,044   $ 8,221
  Other TEAM America Corporation common stock outstanding
    at fair market value of $5 per share .................  1,341,439     6,707
  TEAM America stock options acquired at fair market value    850,637       677
  Direct expenses related to acquisition .................         --     1,664
                                                            ---------   -------
  Total purchase price ...................................  3,488,120   $17,269
                                                            =========   =======


The purchase price was allocated to the assets acquired based on the preliminary evaluation of relative fair market values with the excess allocated to goodwill. Original goodwill of $26,732,000 was recorded as a result of the initial purchase price allocation and was amortized using the straight-line method over 20 years. During 2001, final purchase accounting was completed requiring additional goodwill of $3,625,000 to be recorded. At December 31, 2000, 1,111,111 shares of TEAM Mucho, Inc. common stock were contingently issuable related to this acquisition and were not included in total shares outstanding. Upon action of the Company's Board of Directors, these shares were released from escrow to the Mucho.com, Inc. shareholders on July 27, 2001. Because this transaction was accounted for as a reverse acquisition, these shares were accounted for as a stock dividend.

Concurrent with the acquisition of TEAM America Corporation by the Company, TEAM America Corporation made a tender offer to its shareholders to purchase up to 50% of the outstanding TEAM America Corporation common shares at $6.75 per share. A total of approximately 1,722,000 shares were tendered for a total cost of approximately $11,622,000. This liability was shown on the December 31, 2000 consolidated balance sheet as "stock repurchase obligation" in current liabilities. In January 2001 this obligation was settled. Tendered shares, plus shares held in treasury stock by TEAM America Corporation prior to the acquisition, are reflected as treasury stock on the post acquisition consolidated balance sheets.

The following table presents unaudited condensed pro forma operating results as if TEAM America Corporation and PSMI had been acquired as of January 1, 2000. These results are not necessarily an indication of operating results that would have occurred had the Company actually operated the business during the periods indicated (000's omitted except for shares):

                                                        2001          2000
                                                        ----          ----
                                                    (UNAUDITED)   (UNAUDITED)

      Revenue ...................................... $ 477,791    $ 561,193
      Net loss .....................................    (4,145)      (7,459)
      Net loss attributable to common shareholders.. (5,265) (8,532) Loss per share
      Basic ........................................ $   (0.72)   $   (1.42)
      Diluted ...................................... $   (0.72)   $   (1.42)


The pro forma net loss attributable to common shareholders includes preferred dividends of approximately $1,120,000 in 2001 and approximately $1,073,000 in 2000.


(4) WORKERS' COMPENSATION

The Company has maintained a self-insured workers' compensation program for its Ohio employees since July 1999 and has a high retention workers' compensation policy covering most of its non-Ohio employees. The Company records workers' compensation expense based on the estimated total cost of each claim, plus an estimate for incurred but not reported (IBNR) claims. Under the Ohio Self-Insurance Program, the Company is self-funded up to $250,000 per occurrence and purchases private insurance for individual claims in excess of that amount.

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $250,000 per occurrence and maintains an aggregate maximum claims limit. For the insurance program covering the period July 1, 1999 through September 30, 2000, the aggregate cap was $4,672,000 and for the period covering October 1, 2000 through December 31, 2001, the aggregate cap was $4,950,000.

In addition to providing the claims expense under the plan, as described above, the Company is required to "pre-fund" a portion of the estimated claims under the non-Ohio program. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods in the insurance contract to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding. As of December 29, 2001 and December 31, 2000, the Company has recorded in its consolidated balance sheets the following related to workers compensation insurance (000's omitted):

                                                       2001         2000
                                                       ----         ----

      Ohio workers' compensation reserves,
        net of claims paid .......................    $   469     $   212
      Non-Ohio workers' compensation reserves,
        net of claims paid .......................      3,850       3,421
                                                      -------     -------
                                                        4,319       3,633
      Less:  long-term portion ...................     (2,879)     (2,422)
                                                      -------     -------
      Workers' compensation reserves, current ....    $ 1,440       1,211
                                                      =======     =======
      Total amount pre-funded ....................    $ 2,798     $ 3,606
                                                      =======     =======
      Receivable from insurance carrier ..........    $   628     $     0
                                                      =======     =======


In connection with these workers' compensation programs, the Company is required to post certain collateral with the insurance carrier. As of December 29, 2001, certain of these requirements were fulfilled by letters of credit drawn under the Company's existing credit facility. Letters of credit in the amount of $1,100,000 and $750,000 were available to be drawn as collateral for the non-Ohio July 1, 1999 through September 30, 2000 programs and the Ohio program, respectively.


(5) SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares, consisting of 45,000,000 common shares, without par value, 2,500,000 Class A Voting Preferred Shares, and 2,500,000 Class B Nonvoting Preferred Shares. The Board of Directors is authorized to fix the terms of the Class A and Class B Preferred Stock prior to the issuance of each such series.

As part of its master lease agreement with a lessor of its capital equipment, the Company issued warrants to purchase up to approximately 7,000 shares of common stock for $7.09 per share, which was the market value of the stock when the agreement was executed. The warrants will be issued quarterly in arrears based on the dollar amount of equipment leased to the Company. At December 31, 2000, warrants to purchase 2,853 shares had been earned and issued. The warrants were exercisable for one year from the date of issuance. No warrants were earned or issued in the year ended December 29, 2001.

The Company has designated 125,000 of the Class A Voting Preferred Shares, without par value, as the "Series 2000 9.75% Cumulative Convertible Redeemable Class A Preferred Shares" (the "Series A Shares"). These shares were initially issued with a mandatory redemption feature. Effective January 1, 2001, the preferred shareholders and the Company agreed to eliminate the mandatory redemption feature. In connection with the elimination of the mandatory redemption feature, the preferred stock purchase agreement was amended such that the Company is committed to complete a secondary offering of common stock, in which the preferred shareholders may participate, prior to June 28, 2004. In the event that the Company fails to complete the secondary offering, the Company will be in default of its obligations to the preferred shareholders and the preferred shareholders will be entitled to liquidated damages.

The Company has entered into a Put Option Agreement with the preferred shareholders. Under the terms of this agreement, the preferred shareholders may, under certain conditions, have the right to put these shares back to the Company.

Other significant terms of the Series A Shares include the following:

     - Annual cumulative dividends in an amount equal to 9.75%, payable quarterly in cash, beginning January 1, 2003, and payable in-kind prior to that date.

     - In the event of liquidation or winding up of the Company, a liquidation preference over the common stock.

     - The right to convert, in whole or in part, at any time, into the number of shares of common stock of the Company (1,792,593 at December 29, 2001) determined by dividing the aggregate liquidation amount (as defined in the Preferred Stock Agreement, but $12,100,000 as of December 29, 2001) by the conversion price (as defined in the Preferred Stock Agreement, but $6.75 as of December 29, 2001).

     - The right to designate two members of the Board of Directors of the Company.

On December 28, 2000, in connection with the acquisition of TEAM America Corporation (see note 3), the Company issued 100,000 Series A Shares, warrants to purchase 1,481,481 shares of common stock of the Company at $6.75 per share, which expire December 28, 2010 and 600,000 shares of common stock for total net proceeds of $9,425,000. The proceeds of this issuance were partially used to fund the stock repurchase obligation. The proceeds were allocated to the preferred stock, common stock and warrants, based on their relative fair values as follows (000's omitted):

      Preferred Stock with face amount of $10 million,
        net of expenses of $575 ..............................      $3,625
      Warrants ...............................................       2,800
      Common Stock ...........................................       3,000
                                                                    ------
         Total ...............................................      $9,425
                                                                    ======

In March 2001, the Company issued an additional 10,000 Series A Shares and warrants to purchase 148,148 shares of common stock of the Company at $6.75 per share, which expire December 28, 2010, for $1,000,000 in connection with the acquisition of the assets of PSMI. The proceeds were allocated $75,000 to warrants and $925,000 to preferred stock, based on their relative fair values.

At December 29, 2001, the Company had accrued preferred stock dividends payable in-kind equivalent to $1,100,000. Also during 2001, the Company incurred $32,000 of costs to amend the terms of the preferred stock agreement.

Concurrent with the acquisition of TEAM America Corporation by the Company, TEAM America Corporation made a tender offer to purchase up to 50% of the outstanding TEAM America Corporation common shares at $6.75 per share. A total of approximately 1,722,000 shares were tendered for a total cost of approximately $11,622,000, which is classified in the December 31, 2000 balance sheet as "Stock repurchase obligation" in current liabilities. This obligation was settled in January 2001. These shares are reflected as Treasury stock in the Company's balance sheet at December 29, 2001.


(6) COMMITMENTS

The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2007, which are accounted for as operating leases. The future minimum lease payments as of December 29, 2001 are as follows (000's omitted):

      2002 .....................................................    $  833
      2003 .....................................................       443
      2004 .....................................................       383
      2005 .....................................................       136
      2006 and thereafter ......................................       111
                                                                    ------
                                                                    $1,906
                                                                    ======


Rent expense under all operating leases was $1,141,000, $139,000 and $16,000 for the years ended December 29, 2001 and December 31, 2000 and for the period ended December 31, 1999, respectively.

The Company leases certain equipment under capital leases. The cost of assets under capital leases was $1,065,000, and $317,000 at December 29, 2001 and December 31, 2000, respectively. Accumulated depreciation on these assets was $229,000 and $76,000 at December 29, 2001 and December 31, 2000, respectively.

Future minimum commitments under capital leases as of December 29, 2001 are as follows (000's omitted):

      2002 ..............................................         $   377
      2003 ..............................................             291
      2004 ..............................................             227
      2005 ..............................................              82
      2006 and thereafter ...............................              30
                                                                  -------
      Total minimum lease payments ......................           1,007
      Less: amount representing interest ................            (164)
                                                                  -------
                                                                      843
      Less: current portion .............................            (296)
                                                                  -------
                                                                  $   547
                                                                  =======


(7) DEFERRED COMPENSATION

The Company has certain rights and responsibilities under various deferred compensation agreements with certain Company and client employees. The liabilities under these agreements are being accrued over the participants' remaining periods of employment so that, on the payout date, the then-present value of the payments will have been accrued. These liabilities will be funded by the cash surrender value of life insurance policies, wherein the Company is the beneficiary. The cash surrender value of such policies dictates the amount of the deferred compensation benefits due, as defined by the respective agreements. The total face value of related life insurance policies was approximately $9,872,000 and $13,000,000 at December 29, 2001 and December 31, 2000, respectively.


(8) CREDIT FACILITY AND DEBT OBLIGATIONS

Term debt at December 29, 2001 consists of the following (000's omitted):

                                                                     2001
                                                                     ----

      Borrowings under the Credit Agreement (due through 2006) ...  $ 7,967
      Seller financing ...........................................      800
      Amounts due finance company, unsecured, interest rate
        6.2%, due through 2002 ...................................      282
                                                                    -------
                                                                      9,049
      Less: current portion ......................................   (1,250)
                                                                    -------
      Non-current portion ........................................  $ 7,799
                                                                    =======


Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement") which provides up to $18,000,000 as a senior revolving credit facility. The Credit Agreement provided for an initial advance of $4,000,000 which was made to the Company on January 3, 2001. The Credit Agreement also provides for acquisition loans up to an aggregate of $14,000,000 and for the issuance of letters of credit of up to $2,000,000. The total credit under the facility including aggregate borrowings and letters of credit cannot exceed $18,000,000.

In March 2001, the Company made a $4,250,000 draw against the acquisition loan in connection with the PSMI acquisition. As part of the PSMI acquisition, seller financing was supported with a $1,000,000 letter of credit that expires July 13, 2002.

Interest due under the Credit Agreement is payable monthly in arrears at prime plus 1% or at LIBOR plus 3.50%, as specified by the Company at the date of the advance, for both the initial advance and acquisitions loans. The initial advance of $4,000,000 is payable in 42 equal monthly installments of principal and interest, beginning in February 2003. The $4,250,000 draw on March 13, 2001 is payable in 63 equal monthly installments of principal and interest beginning June 2001.

Further, any additional acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after an acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, in January 2003. The Credit Agreement is collateralized by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants. The financial covenants include, among others, a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. The Company entered into a Second Amendment to the Credit Agreement, effective as of December 29, 2001. Based upon the Second Amendment, the Company was in compliance as of December 29, 2001 with these covenants.

Term debt repayments as of December 29, 2001 are due as follows (000's omitted):

                                                                    AMOUNT
                                                                    ------

      2002 ..................................................       $1,250
      2003 ..................................................        2,161
      2004 ..................................................        2,161
      2005 ..................................................        2,161
      2006 ..................................................        1,275
      Thereafter ............................................           41
                                                                    ------
                                                                    $9,049
                                                                    ======

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

In July 2001, the Company entered into an interest rate swap. The following is a summary of the fair value gain/(loss) of the Company's swap, based upon the estimated amount that the Company would receive (or pay) to terminate the contracts as of December 29, 2001. The fair values are based on quoted market prices for the same or similar instruments. The Company has not met all the conditions to make the interest rate swap an effective hedge for accounting purposes. Accordingly, the change in the fair value of the swap is recorded in the consolidated statement of operations.

                                                 NOTIONAL      FAIR VALUE
                                                  AMOUNT       GAIN/(LOSS)
                                                  ------       -----------

      Interest rate swaps..................... $  6,330,000   $ (188,000)


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

The holder of the convertible note was also issued a warrant to purchase up to 13,401 shares of common stock at $7.09 per share, which was the then estimated fair market value of the stock. The warrant was exercisable for one year from the date of issuance. The fair value of the warrant was estimated to be $100,000 at the date of grant. The warrant was exchanged for stock in 2000. The Company incurred debt issuance costs of approximately $723,000 related to the Credit Agreement, which are being amortized over the term of the Credit Agreement.


(9) EMPLOYEE BENEFIT PROGRAMS

The following plans were assumed as part of the acquisition of TEAM America:

CAFETERIA PLANS

The Company sponsors Section 125 cafeteria plans that include a fully insured health, dental, vision and prescription card program. The plans are offered to full-time employees. Entrance to the plan is the first day of the month following thirty days of service.

401(k) RETIREMENT PLANS

The Company sponsors 401(k) retirement plans that cover all corporate full-time employees. Entrance to the plan is the first day of the month following ninety days of service. During the year ended December 29, 2001, the Company provided matching contributions under its 401(k) plan at a rate of 25% of the employees' contribution, up to a maximum of 6%. Total contributions to this plan were $32,000 in the year ended December 29, 2001.

OTHER PROGRAMS

Other available employee benefit programs include health, life, accidental death and dismemberment insurance, disability insurance, and medical and dependent care reimbursement programs. Benefits under such programs are funded by the Company's employees and clients.


(10) STOCK OPTION PLANS

The Company established the 2000 Stock Plan in January 2000 and assumed the TEAM America Corporation Incentive Stock Plan upon acquisition of TEAM America Corporation. The TEAM America Corporation Stock Plan was established on December 10, 1996. These plans are collectively referred to as "the Plans." The Plans provide for the granting, at the discretion of the Board of Directors of: (a) options that are intended to qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, to employees, officers and directors and (b) options not intended to so qualify to employees, officers, consultants and directors.

Options granted to employees and officers generally vest 20% per year over five years; options granted to directors fully vest after one year. Options generally have a ten-year exercise period and are issued with an exercise price equal to the fair market value of Company common stock on the date of grant.

The Company has granted non-qualified options in connection with acquisitions and employment agreements with key executives of the acquired businesses and to officers and key employees of the Company. During 2000, non-qualified options were granted to employees under the Plans to purchase shares at $0.47, which was below the fair market value at the date of grant. In connection with these grants, compensation expense of $8,000 and $7,000 has been recorded for fiscal 2001 and 2000, respectively, and $20,000 remains at December 29, 2001 to be amortized over the remaining vesting period. Also during 2000, non-qualified options were granted to an officer of the Company to purchase up to 600,000 shares at $3.875, which was below the fair market value at the date of grant. The options vested upon grant. The $675,000 difference between the grant price and the fair market value was recorded as compensation expense.

A summary of changes in the stock options plans for the two years ended December 29, 2001 and December 31, 2000 is as follows:

                                                                              NUMBER OF OPTIONS             WEIGHTED-AVERAGE PRICE
                                                                              -----------------             ----------------------
                                                                            2001              2000             2001        2000
                                                                            ----              ----             ----        ----
  Options outstanding, beginning of year ...........................      1,818,368                --        $   5.99    $     --
  Options granted ..................................................        400,000           880,674            4.18    $   4.33
  Options assumed in acquisition ...................................             --         1,057,112              --    $   7.31
  Options exercised ................................................           (727)               --            0.47    $     --
  Options cancelled/surrendered ....................................       (421,552)         (119,418)           7.04    $   8.17
                                                                         ----------        ----------        --------    --------

  Options outstanding, end of year .................................      1,796,089         1,818,368        $   4.37    $   5.99
                                                                         ==========        ==========        ========    ========

  Options exercisable, end of year .................................      1,224,870         1,389,095        $   7.04    $   5.23
                                                                         ==========        ==========        ========    ========

  Shares available for future grant, end of year ...................        586,770           386,161
                                                                         ==========        ==========

  Shares reserved for issuance under stock option plans ............      1,811,640         1,775,256
                                                                         ==========        ==========

  Weighted average fair value of options granted during the year ...                                         $   1.80    $   1.47
                                                                                                             ========    ========


The following table summarizes information concerning outstanding and exercisable options as of December 29, 2001:

                                                                                  EXERCISABLE AT
                                                         EXPIRATION DATES          DECEMBER 29,
      EXERCISE PRICE RANGE       NUMBER OF SHARES             RANGE                    2001
      --------------------       ----------------             -----                    ----
      $9.35 to $10.50                    64,857           05/05 to 10/08                46,197
      $6.75 to $8.50                    266,807           09/07 to 10/11               213,022
      $3.03 to $5.38                  1,298,000           05/09 to 12/11               842,900
      $3.00 and less                    166,425           02/05 to 03/11               122,751
                                  -------------                                    -----------
                                      1,796,089                                      1,224,870
                                  =============                                    ===========


At December 29, 2001, the weighted average remaining contractual life of all options outstanding under the Plans was approximately 7.42 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (ABP 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models in valuing employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company's employee stock options has equaled the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                          2001      2000
                                                          ----      ----

      Risk-free interest rate ........................     4.0%      4.8%
      Expected dividend yield ........................     0.0%      0.0%
      Expected volatility ............................    31.0%     23.0%
      Weighted average expected life (in years) ......    10        10


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, follows:

                                                            2001         2000
                                                            ----         ----

      Pro forma net loss attributable to
        common shareholders (in thousands).............. $ (5,369)    $ (10,983)
      Pro forma net loss per share attributable to
        common shareholders............................. $  (0.73)    $   (3.90)


(11) RELATED PARTY TRANSACTIONS

The Company has clients which are owned by officers of the Company or members of the Board of Directors. The Company also has paid professional fees, office rent and other services to entities owned or controlled by officers or members of the Board of Directors.

During the fiscal year 2001, the Company contracted with firms, whose principals were members of the Board of Directors, for legal services and for tax preparation and advice. The costs incurred for these services during fiscal 2001 were $386,000. The Company had accounts payable of $77,000 and $33,000 to related parties at December 29, 2001 and December 31, 2000, respectively.

Officers of the Company are trustees of the Company's 401(k) plans.

In 1999, a shareholder made a loan of $500,000 to the Company, which accrued interest at 9% per annum. In relation to the loan, the Company issued a warrant to the shareholder to acquire up to 50,000 shares of the Company's stock at no cost. Interest expense of $61,000 was recorded for the period ended December 31, 1999 in connection with the warrant. In March 2000, the Company paid $277,000 of cash to the shareholder, issued approximately 116,000 shares of its common stock valued at approximately $3.80 per share in exchange for the note and the warrant, and recorded interest expense of $127,000.

In 1999, a shareholder made a demand loan to the Company. In March 2000, as additional consideration for the loan, the Company issued two warrants to acquire up to 16,000 shares of common stock at a price of $3.80 per share, which were exercisable within a ten-year period. In July 2000, the Company issued at no cost 2,400 shares of its common stock valued at approximately $7.10 per share in exchange for one warrant to purchase 4,000 shares. In December 2000, the Company issued at no cost 7,300 shares of its common stock valued at approximately $7.10 per share in exchange for the other warrant for the remaining 12,000 shares. For the year-ended December 31, 2000, the Company had recorded interest expense of $34,500 for the conversion of these two warrants.

During the year ended December 31, 2000, the Company recorded interest expense of $56,687 to provide for the cost of the conversion of the warrant for 4,000 shares and the eventual conversion of the warrant for the remaining 12,000 shares of common stock.

Certain officers and members of the Board of Directors of the Company are shareholders or principals of firms from which the Company contracted for legal services, and of TEAM America Corporation which provided the co-employment of essentially all the staff of the Company during both 2000 and 1999. During the year ended December 31, 2000 and the period from inception, July 8, 1999, through December 31, 1999, the Company incurred charges for legal services of $46,000 and $137,000, respectively and staff leasing of $3,785,000 and $539,000, respectively to such related firms.

At December 31, 2000, the Company had an account receivable of $117,000 from a partnership, which is partially owned by an officer of the Company. During 2001, the partnership filed bankruptcy and accordingly this receivable was written off as uncollectible.

(12) INCOME TAXES

Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities. No federal provision for income taxes for fiscal 2001, 2000 and 1999 has been provided due to operating losses in all three periods. The provision recorded in 2001 represents state income taxes. Deferred tax assets and liabilities are as follows (000's omitted):

                                                        2001       2000
                                                        ----       ----

      Deferred income tax assets (liabilities):
        Deferred compensation ......................   $    --    $   239
        Depreciation and amortization ..............       549         77
        Workers' compensation ......................     1,152         --
        Other ......................................        28        289
        Net operating loss carryforward ............     3,962      3,273
                                                       -------    -------
          Total long-term deferred tax asset, net ..     5,691      3,878
          Valuation allowance ......................    (4,907)    (3,629)
                                                       -------    -------
      Total long-term deferred tax assets ..........   $   784    $   249
                                                       =======    =======
      Workers compensation .........................   $   576        140
      Allowance for doubtful accounts ..............       157         80
      Severance ....................................       306         --
      Other accrued liabilities ....................       646        624
                                                       -------    -------
        Total short-term deferred tax assets .......     1,685        844
        Valuation allowance ........................      (188)      (424)
                                                       -------    -------
      Total short-term deferred tax assets, net ....   $ 1,497    $   420
                                                       =======    =======


The Company has considered the realizability of its deferred tax assets and liabilities and has recorded valuation allowances, as appropriate, to reduce its deferred tax assets to an amount which, in the opinion of management, is more likely than not to be realized. At December 29, 2001, the Company has net operating loss carryforwards available for federal tax purposes of approximately $12,000,000, which begin to expire in 2019. The use of these net operating loss carryforwards is limited on an annual basis, according to Internal Revenue Code guidelines.

The following table reconciles the federal tax provision:

                                                    2001       2000      1999
                                                    ----       ----      ----

      Tax benefit - federal ..................... $(1,413)   $(3,229)   $(426)
      State tax benefit, net of federal benefit..    (197)      (570)     (75)
      Permanent differences, net ................     603        171       76
      Valuation allowance .......................   1,042      3,628      425
                                                  -------    -------    -----
          Tax provision ......................... $    35    $    --    $  --
                                                  =======    =======    =====


(13) RESTRUCTURING CHARGES

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

During the year ended December 29, 2001, the Company incurred additional restructuring costs, in conjunction with the TEAM America Corporation acquisition, primarily related to relocation of certain key executives in connection with exiting its headquarters in California, employee severance, the write-down of impaired assets and other asset write-offs. These relocations were made in order to allow the Company to focus on its PEO business and to exit its online business center business. All such costs were expensed when incurred.

A summary of expenses included in the restructuring costs line item of the consolidated statement of operations are as follows (000's omitted):

                                                         2001        2000
                                                         ----        ----

      Relocation costs ...........................      $  533      $   --
      Employee severance .........................         973          49
      Write-down of impaired assets ..............         261         477
      Cost to exit contractual agreements ........          --         100
      Other ......................................          67          28
                                                        ------      ------
                                                        $1,834      $  654
                                                        ======      ======


(14) CONTINGENCIES

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

The Company has ongoing litigation matters pertaining to worksite employees and other legal matters which have arisen in the ordinary course of business. The Company provides reserves for estimated future costs to defend the Company and/or the estimated amount to be paid if the award or payment is probable and estimable. Management believes these claims will not have a material adverse effect on the results of operations or financial condition of the Company.

(15)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      MARCH 31         JUNE 30       SEPTEMBER 29      DECEMBER 29
                                                                      --------         -------       ------------      -----------
  YEAR ENDED DECEMBER 29, 2001:
  Revenues ...................................................       $ 101,795        $ 123,130        $ 114,343        $ 111,794
  Gross profit ...............................................       $   4,029        $   5,261        $   5,511        $   5,068
  Operating income (loss) ....................................       $     (98)       $      68        $    (235)       $  (2,839)
  Net (loss) attributable to common shareholders .............       $    (508)       $    (478)       $  (1,011)       $  (3,293)
  Basic net income (loss) per share attributable to
     common shareholders .....................................       $   (0.07)       $   (0.07)       $   (0.14)       $   (0.41)
  Diluted net income (loss) per share attributable to
     common shareholders .....................................       $   (0.07)       $   (0.07)       $   (0.14)       $   (0.41)

                                                         MARCH 31             JUNE 30        SEPTEMBER 30        DECEMBER 31
                                                         --------             -------        ------------        -----------
YEAR ENDED DECEMBER 31, 2000:
  Revenues .......................................     $        --         $         --         $      41          $      10
  Gross profit ...................................     $        --         $         --         $      41          $      10
  Operating (loss) ...............................     $    (2,135)        $     (2,456)        $  (1,761)         $  (2,632)
  Net (loss) .....................................     $    (2,276)        $     (2,510)        $  (1,818)         $  (2,892)
  Diluted net (loss) per share ...................     $     (0.89)        $      (0.86)        $   (0.64)         $   (1.13)
  Basic net (loss) per share .....................     $     (0.89)        $      (0.86)        $   (0.64)         $   (1.13)

                                                                                             SEPTEMBER 30         DECEMBER 31
                                                                                             ------------         -----------
PERIOD ENDED DECEMBER 31, 1999:
  Revenues .......................................                                              $    --            $      --
  Gross profit ...................................                                              $    --            $      --
  Operating (loss) ...............................                                              $  (140)           $  (1,034)
  Net (loss) .....................................                                              $  (140)           $  (1,034)
  Diluted net (loss) per share ...................                                              $ (0.06)           $   (0.59)
  Basic net (loss) per share .....................                                              $ (0.06)           $   (0.59)


(16) SUBSEQUENT EVENTS

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities from Strategic Staff Management, Inc. (SSMI) in Omaha, Nebraska. The purchase price of $472,000, included cash of $300,000 and deposits from certain SSMI customers of $172,000.

On February 15, 2002, the Company entered into a letter of intent to acquire certain assets from Inovis Corporation. A maximum down payment of $200,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance relative to the customers acquired over a defined period of time. The Company anticipates that this transaction will close on or around April 1, 2002.

On March 14, 2002, the Company entered into a letter of intent to acquire certain assets from Group 4, Inc. A maximum down payment of $120,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance of the customers acquired over a defined period of time. The Company anticipates that this transaction will close in the second quarter of 2002.

The cash consideration for SSMI was funded under the Company's existing line of credit. The Company plans that the cash consideration for Inovis and Group 4, Inc. will also be funded under its existing line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to the information set forth under the captions Proposal Number 1: Election of Directors - Nominees - Class II Directors (For Terms Expiring at the 2002 Annual Meeting), - Directors Remaining in Office, and - Section 16(a) Beneficial Ownership Reporting Compliance in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the TEAM Mucho Proxy Statement).


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the captions Proposal Number 1: Election of Directors - Director Compensation and --Executive Compensation in the TEAM Mucho Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth under the caption Security Ownership of Certain Beneficial Owners and Management in the TEAM Mucho Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information set forth under the caption Proposal Number 1: Election of Directors
- Certain Relationships and Related Transactions in the TEAM Mucho Proxy Statement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of TEAM Mucho, Inc. and subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of TEAM Mucho, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 27, 2002. Our audit was made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP
-----------------------

Columbus, Ohio,
March 27, 2002

TEAM MUCHO, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 29, 2001

                                                     BEGINNING                                              ENDING
                                                      BALANCE        ADDITIONS        DEDUCTIONS            BALANCE
                                                      -------        ---------        ----------            -------
December 29, 2001
  Allowance for doubtful accounts
    Accounts receivable - trade.................    $  200,000     $     368,000     $   (176,000)        $   392,000

Restructuring reserve
  Other accrued expenses........................       654,000         1,834,000       (1,465,000)          1,023,000


VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2000

                                                     BEGINNING                          OTHER                         ENDING
                                                      BALANCE        ADDITIONS        ADDITIONS      DEDUCTIONS       BALANCE
                                                      -------        ---------        ---------      ----------       -------
December 31, 2000
  Allowance for doubtful accounts
    Accounts receivable - trade.................      $  --            $     --         $200,000(1)     $  --         $200,000

Restructuring reserve
  Other accrued expenses........................         --             654,000              --           --           654,000

(1) Other additions represent allowance for doubtful accounts originating from acquisition of TEAM America.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are included in this annual report on Form 10-K:

    (1) The following financial statements of the Company are included in Item 8 of this report:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 29, 2001 and December 31,
        2000

        Consolidated Statements of Operations for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception
        (July 8, 1999) to December 31, 1999.

        Consolidated Statements of Shareholders' Equity for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception (July 8, 1999) to December 31, 1999.

        Consolidated Statements of Cash Flows for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception
        (July 8, 1999) to December 31, 1999.

        Notes to Consolidated Financial Statements December 29, 2001 and December 31, 2000

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

3.1 Third Amended and Restated Articles of Incorporation of the Company (Attached as Appendix B to the Definitive Proxy Statement for the Meeting of Shareholders held on September 20, 2001, filed with the Securities and Exchange Commission on August 21, 2001, and incorporated herein by reference.)

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

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

10.2 Lease for Cascade Corporate Center dated June 22, 1990 between EastGroup Properties and the Company, as amended (Attached as Exhibit 10.4 to the Registration Statement on Form S-1, as amended, Reg. No. 333-13913, and incorporated herein by reference)

10.3 Securities Purchase Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC and Provident Financial Group, Inc. (Attached as Exhibit 10.5 to the Annual Report on Form 10-K File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

10.4 Credit Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc. and Mucho.com, Inc. and The Provident Bank (Attached as Exhibit 10.6 to the Annual Report on Form 10-K File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

10.5 Registration Rights Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC and The Provident Bank (Attached as Exhibit 10.7 to the Annual Report on Form 10-K File No. 0-21533, filed with the SEC on April 2, 2001 and incorporated herein by reference)

*10.6         Company's 2000 Stock Option Plan

*10.7 Executive employment agreement dated December 28, 2000 between the Company and Jose C. Blanco

*10.8 Executive employment agreement dated December 28, 2000 between the Company and Jay R. Strauss

*10.9 Executive Employment Agreement dated February 19, 2001 between the Company and Jay Whitehead

*10.10        Agreement dated December 28, 2001 between the Company and Kevin T.
              Costello

21.1          Subsidiaries of the Registrant

23.1          Consent of Arthur Andersen LLP

23.2          Consent of Stonefield Josephson, Inc.

24.1          Power of Attorney

99.1 Letter from Team Mucho, Inc. to the SEC, dated March 28, 2002, regarding Auditors Report of Arthur Andersen, LLP

* Management contract or compensation plan or arrangement


(b) Reports on Form 8-K

    We filed the following Current Reports on Form 8-K since September 30, 2001:

    (i) Current Report on Form 8-K, dated March 7, 2002, filed with the Securities and Exchange Commission on March 8, 2002.
    (ii) Current Report on Form 8-K, dated January 17, 2002, filed with the Securities and Exchange Commission on January 29, 2002.
    (iii) Current Report on Form 8-K, dated November 21, 2001, filed with the Securities and Exchange Commission on November 21, 2001.
    (iv) Current Report on Form 8-K, dated November 19, 2001, filed with the Securities and Exchange Commission on November 19, 2001.
    (v) Current Report on Form 8-K, dated October 26, 2001, filed with the Securities and Exchange Commission on October 30, 2001.


(c) Exhibits

    The exhibits to this report follow the Signature Page

(d) Financial Statement Schedules

    The financial statement schedule and the independent auditors' report thereon are included in Item 8 to this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEAM MUCHO, INC.


Date: March 28, 2002                 By: /s/ S. CASH NICKERSON
                                         ---------------------------------------
                                     S. Cash Nickerson, Chairman, President and
                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                          DATE
---------                            -----                                          ----
/poa/ S. CASH NICKERSON                Chairman and Chief Executive Officer      March 28, 2002
-----------------------------------    (Principal Executive Officer)
S. Cash Nickerson


/poa/ Jose C. Blanco                   Chief Financial Officer, Treasurer        March 28, 2002
-----------------------------------    and Director (Principal Financial
Jose  C. Blanco                        Officer)


/poa/ JAY R. STRAUSS                   Chief Legal Officer and Director          March 28, 2002
-----------------------------------
Jay R. Strauss


/poa/ Andrew H. Johnson                Chief Accounting Officer                  March 28, 2002
-----------------------------------    (Principal Accounting Officer)
Andrew H. Johnson


/poa/ KEVIN T. COSTELLO                Director                                  March 28, 2002
-----------------------------------
Kevin T. Costello


/poa/ CRYSTAL FAULKNER                 Director                                  March 28, 2002
-----------------------------------
Crystal Faulkner


/poa/ DANIEL J. JESSEE                 Director                                  March 28, 2002
-----------------------------------
Daniel J. Jessee


/poa/ WILLIAM W. JOHNSTON              Director                                  March 28, 2002
-----------------------------------
William W. Johnston


/poa/ Robert G. McCreary III           Director                                  March 28, 2002
-----------------------------------
Robert G. McCreary III


/poa/ JOSEPH MANCUSO                   Director                                  March 28, 2002
-----------------------------------
Joseph Mancuso


/poa/ James D. Robbins                 Director                                  March 28, 2002
-----------------------------------
James D. Robbins


/poa/ MICHAEL H. THOMAS                Director                                  March 28, 2002
-----------------------------------
Michael H. Thomas


*By: /s/ S. CASH NICKERSON
     ------------------------------
S. Cash Nickerson, attorney-in-fact
for each of the persons indicated