Form 10-Q
period 2002-03-30
TEAM MUCHO INC
filed 2002-05-14
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-21533

                                TEAM MUCHO, INC.
             (Exact Name of Registrant As Specified In Its Charter)

            OHIO                                                  31-1209872
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    110 EAST WILSON BRIDGE ROAD
          WORTHINGTON, OH                                         43085
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

                                 Yes |X| No |_|

THE INTERIM FINANCIAL STATEMENTS INCLUDED IN THIS QUARTERLY REPORT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(d) OF REGULATION S-X. THE FINANCIAL STATEMENTS WERE PREPARED BY THE COMPANY AND WE HAVE ELECTED NOT TO HAVE OUR FORMER INDEPENDENT PUBLIC ACCOUNTANT, ARTHUR ANDERSEN LLP, REVIEW THEM.

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MARCH 30, 2002 WAS 8,048,961.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                                 MARCH 30, 2002

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                       PAGE
                                                                                                        NO.
                                                                                                        ---
Item 1.  Financial Statements:

   Financial Statement Disclaimer.....................................................................     3

   Condensed Consolidated Balance Sheets - March 30, 2002 (unaudited)
   and December 29, 2001 .............................................................................     4

   Condensed Consolidated Statements of Operations -- Three-month periods
   ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)....................................     6

   Condensed Consolidated Statements of Cash Flows - Three-month periods
   ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)...................................      7

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Three-month
   period ended March 30, 2002 (unaudited)...........................................................      9

   Notes to Condensed Consolidated Financial Statements..............................................     10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     13


                                   PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................................    18

Signatures............................................................................................    18



Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

THE INTERIM FINANCIAL STATEMENTS INCLUDED IN THIS QUARTERLY REPORT HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(d) OF REGULATION S-X. THE FINANCIAL STATEMENTS WERE PREPARED BY THE COMPANY AND WE HAVE ELECTED NOT TO HAVE OUR FORMER INDEPENDENT PUBLIC ACCOUNTANT, ARTHUR ANDERSEN LLP, REVIEW THEM.

WE INTEND TO HAVE OUR FINANCIAL STATEMENTS REVIEWED BY OUR NEW INDEPENDENT PUBLIC ACCOUNTANT, ERNST & YOUNG LLP. IF UPON COMPLETION OF THE REVIEW BY ERNST & YOUNG LLP, THERE IS A CHANGE IN OUR FINANCIAL STATEMENTS, WE WILL PROMPTLY FILE AN AMENDMENT TO THIS QUARTERLY REPORT.

IN CONCLUSION, NO AUDITOR HAS OPINED THAT THESE UNAUDITED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION, THE RESULTS OF OPERATIONS, CASH FLOWS AND THE CHANGES IN SHAREHOLDERS' EQUITY FOR THE PERIOD REPORTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 2002 AND DECEMBER 29, 2001

                    (000's omitted except for share amounts)

                                                                                       MARCH 30      DECEMBER 29,
                                                                                         2002            2001
                                                                                     -------------- ----------------
                                                                                      (UNAUDITED)

ASSETS
CURRENT ASSETS:
   Cash                                                                                   $      -         $  1,447
   Receivables:
      Trade, net of allowance for doubtful accounts of $322 and $392, respectively           1,314            1,036
      Unbilled revenues                                                                      9,932            9,893
      Other receivables                                                                      1,151            1,404
                                                                                     -------------- ----------------
         Total receivables                                                                  12,397           12,333
                                                                                     -------------- ----------------
   Prepaid expenses                                                                          1,945            1,883
   Deferred income tax asset                                                                 1,497            1,497
                                                                                     -------------- ----------------
         Total Current Assets                                                               15,839           17,160
                                                                                     -------------- ----------------


PROPERTY AND EQUIPMENT, NET                                                                  2,364            2,580
                                                                                     -------------- ----------------
OTHER ASSETS:
   Goodwill, net                                                                            35,173           35,238
   Cash surrender value of life insurance policies                                             402              521
   Deferred income tax asset                                                                   784              784
   Other                                                                                     3,751            2,561
                                                                                     -------------- ----------------
        Total Other Assets                                                                  40,110           39,104
                                                                                     -------------- ----------------
        Total Assets                                                                      $ 58,313         $ 58,844
                                                                                     ============== ================

Continued on next page

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 2002 AND DECEMBER 29, 2001

                    (000's omitted except for share amounts)

                                                                                  MARCH 30,       DECEMBER 29,
                                                                                    2002              2001
                                                                               ----------------  ----------------
                                                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                             $  2,423          $  2,325
   Checks drawn in excess of bank balances                                               2,903                 -
   Debt                                                                                  1,306             1,250
   Capital lease obligations                                                               300               296
   Accrued compensation                                                                  8,946            10,338
   Accrued payroll taxes and insurance                                                   6,041             6,475
   Accrued workers' compensation liability                                               1,634             1,750
   Other accrued expenses                                                                2,543             2,948
                                                                               ----------------  ----------------
      Total Current Liabilities                                                         26,096            25,382
                                                                               ----------------  ----------------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                            8,173             7,799
   Capital lease obligations, less current portion                                         490               547
   Accrued workers' compensation liability, less current portion                         2,568             2,879
   Client deposits                                                                         745               575
   Deferred compensation                                                                   434               521
   Other                                                                                   609               723
                                                                               ----------------  ----------------
      Total Liabilities                                                                 39,115            38,426
                                                                               ----------------  ----------------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                      5,913             5,618
                                                                               ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,788,743 issued          45,636            45,636
   Deferred compensation                                                                   (18)              (20)
   Accumulated deficit                                                                 (17,557)          (16,040)
                                                                               ----------------  ----------------
                                                                                        28,061            29,576
Less - Treasury stock, 2,739,782 shares, at cost                                       (14,776)          (14,776)
                                                                               ----------------  ----------------
         Total Shareholders' Equity                                                     13,285            14,800
                                                                               ----------------  ----------------
         Total Liabilities and Shareholders' Equity                                   $ 58,313          $ 58,844
                                                                               ================  ================


See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                            MARCH 30,          MARCH 31,
                                                                              2002               2001
                                                                         ----------------   ----------------
                                                                           (UNAUDITED)        (RESTATED &
                                                                                              UNAUDITED)

REVENUES                                                                      $  119,117         $  101,795
                                                                         ----------------   ----------------
DIRECT COSTS:
   Salaries and wages                                                            100,664             83,654
   Payroll taxes, workers' compensation
      and other direct costs                                                      13,831             14,112
                                                                         ----------------   ----------------
      Total direct costs                                                         114,495             97,766
                                                                         ----------------   ----------------
GROSS PROFIT                                                                       4,622              4,029
                                                                         ----------------   ----------------

OPERATING EXPENSES:
   Administrative salaries                                                         2,822              2,349
   Other selling, general and
      administrative expenses                                                      2,206              1,218
   Restructuring charges                                                               -                 41
   Systems and operations development costs                                          302                  -
   Depreciation and amortization                                                     302                519
                                                                         ----------------   ----------------
      Total operating expenses                                                     5,632              4,127
                                                                         ----------------   ----------------
OPERATING LOSS                                                                    (1,010)               (98)
   Interest expense, net                                                            (212)              (142)
                                                                         ----------------   ----------------
LOSS BEFORE INCOME TAXES                                                          (1,222)              (240)
   Income tax expense                                                                  -                (15)
                                                                         ----------------   ----------------
NET LOSS                                                                          (1,222)              (255)
   Preferred stock dividends                                                        (295)              (253)
                                                                         ----------------   ----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                  $   (1,517)        $     (508)
                                                                         ================   ================

Basic and diluted net loss per common share                                   $    (0.19)        $    (0.07)

Weighted average number of shares used in per share computation                8,058,799          6,896,000


See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

                                 (000's omitted)

                                                                              THREE MONTHS ENDED
                                                                     ----------------------------------
                                                                        MARCH 30,         MARCH 31,
                                                                          2002              2001
                                                                     ----------------  ----------------
                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (1,222)          $  (255)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                          302               519
          Bad debt expense                                                        60                 -
          Gain in fair market value of derivative                                (42)                -
          Change in other assets and liabilities                              (3,402)             (519)
                                                                     ----------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES                                         (4,304)             (255)
                                                                     ----------------  ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (109)             (399)
     Cash used in acquisitions of intangible assets                             (300)           (4,250)
     Other                                                                         -               (41)
                                                                     ----------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES                                           (409)           (4,690)
                                                                     ----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Check drawn in excess of bank balances                                      2,903                 -
   Proceeds from bank borrowings                                                 750             7,554
   Notes payable and short-term borrowing repaid                                (320)                -
   Payments on capital lease obligations                                         (67)                -
   Payment of stock repurchase obligation                                          -           (11,622)
                                                                     ----------------  ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            3,266            (4,068)
                                                                     ----------------  ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,447)           (9,013)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      1,447                 -
                                                                     ----------------  ----------------
CASH AND EQUIVALENTS, END OF PERIOD                                         $      -           $(9,013)
                                                                     ================  ================

Supplemental disclosure of cash flow information:
   Interest paid                                                            $    209           $     9
   Income tax paid                                                          $     91           $   134


See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three month periods ended March 30, 2002 and March 31, 2001, the Company accrued preferred stock dividends payable in-kind equivalent of $295,000 and $253,000, respectively, in connection with the $11,000,000 face value of preferred stock.

During the three month periods ended March 30, 2002 and March 31, 2001, the Company acquired $14,000 and $30,000, respectively, of property and equipment under capital leases.

During the three month period ended March 31, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 30, 2002

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                  Common Stock
                                           -----------------------------                  Treasury     Accumulated
                                              Number          Value         Other          Stock        Deficit        Total
                                           --------------  ------------- -------------  ------------  ------------  -------------
Balance at December 29, 2001                  10,788,743       $ 45,636         $ (20)     $(14,776)     $(16,040)      $ 14,800
   Amortization of deferred compensation               -              -             2             -             -              2
   Preferred stock dividends                           -              -             -             -          (295)          (295)
   Net loss                                            -              -             -             -        (1,222)        (1,222)
                                           --------------  ------------- -------------  ------------  ------------  -------------
Balance at March 30, 2002                     10,788,743       $ 45,636         $ (18)     $(14,776)     $(17,557)      $ 13,285
                                           ==============  ============= =============  ============  ============  =============




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

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements should be read in conjunction with the audited financial statements contained in TEAM Mucho, Inc.'s Annual Report on Form 10-K for the year ended December 29, 2001. The financial statements for the quarter ended March 30, 2002 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of certain of the assets of Strategic Staff Management, Inc. ("SSMI") since the acquisition date (March 1,
2002). The financial statements for the quarter ended March 31, 2001 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of Professional Staff Management, Inc. ("PSMI") since the date of acquisition (March 13, 2001).

NOTE 3 - POSSIBLE RESTATEMENT

The Company is reviewing the accounting treatment applied to the Company's December 28, 2000 issuance of 100,000 Series A Shares, warrants to purchase 1,481,481 shares of common stock and 600,000 shares of common stock. The review of the accounting treatment relates to the assignment of relative fair values to each of the instruments issued in the equity transaction and the applicability of EITF 00-27, "Application of EITF Issues 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments."

The effect of the review of the accounting treatment for this transaction could result in an increase in the carrying value of the Company's convertible preferred stock at March 30, 2002 and prior periods subsequent to December 28, 2000 by up to $3 million and a related decrease in the Company's shareholders' equity. Additionally, possible adjustments to the previously applied accounting treatment could result in a beneficial conversion feature charge of up to $2 million to the Company's 2000 statement of operations resulting in an increase in the 2000 previously reported net loss attributable to common shareholders.

The potential restatement of the Company's current quarter and 2001 and 2000 year end and quarterly financial statements has no impact on the Company's cash flows or compliance with financial covenants related to the Company's Credit Agreement.

NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

Due to the Company's significant working capital deficit and continued pressure on the business as a result of the overall weak national economy, the Company believes it is necessary to raise additional capital in order to execute its growth strategy. The Company has received an unsolicited offer from and is in negotiations with at least one potential equity partner regarding such capital infusion. The Company anticipates that the initial infusion of capital will be completed during the second quarter of 2002. The anticipated proceeds from this transaction will be used to paydown working capital obligations, retire the bridge note (see NOTE 11 - SUBSEQUENT EVENTS) and invest in corporate technology infrastructure.

There can be no guarantee that such capital infusion will be completed. Failure by the Company to complete a capital transaction, could result in a material adverse affect on the future financial condition and future results of operations of the Company.

NOTE 5 - ACQUISITIONS AND OTHER TRANSACTIONS

On March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. Cash and stock consideration of $6,575,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock of TEAM Mucho, Inc. (74,074 shares with a fair market value of $241,000 at the date of the acquisition), convertible preferred stock with a face amount of $1,000,000 and warrants and direct expenses of $84,000. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,660,000 was recorded related to this transaction and during the period ended March 31, 2001 was being amortized over 20 years. Effective December 30, 2001, the Company ceased amortizing goodwill in accordance with new accounting pronouncements (Note 6).

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of SSMI. The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The purchase price was allocated to the assets acquired based on their relative fair values. In connection with this transaction, the Company recorded $426,000 of intangible assets related to customer relationships, which is being amortized over seven years, the estimated useful life of such relationships and $50,000 of non-compete agreement which is being amortized over five years, the term of the agreement.

NOTE 6 - ACCOUNTING POLICIES

Goodwill

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Had the Company adopted this statement as of the beginning of 2001, $351,000 of amortization expense would not have been recognized and net loss would have decreased by $351,000 and loss per share attributable to common shareholders would have decreased by $0.04 for the quarter ended March 31, 2001.

New Accounting Standards

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company adopted SFAS 144 as of December 30, 2001. Adoption of this statement had no impact on the Company's results of operations or financial condition.

NOTE 7 - LOSS PER SHARE

Loss per share was determined in accordance with SFAS No. 128. There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

NOTE 8 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three-month period ended March 31, 2001.

The pro-forma results of operations from the three-month period ended March 31, 2001 include the unaudited results of TEAM Mucho, Inc. and the pro-forma results of PSMI as if they were acquired by TEAM Mucho as of January 1, 2001. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.


                                                   (000'S OMITTED EXCEPT FOR
                                                          SHARE AMOUNTS)
                                                       Three Months Ended
                                                            March 31,
                                                              2001
                                                   -------------------------

Revenue                                             $               123,963
Operating loss                                      $                   (50)
Net loss                                            $                  (282)
Net loss attributable to common shareholders        $                  (550)
Basic and diluted loss per common share             $                 (0.08)
Weighted average number of shares outstanding                         6,896


NOTE 9 - CREDIT FACILITY

On March 1, 2002, the Company made a draw of $750,000 against its credit facility in connection with the SSMI transaction. This draw is due in equal monthly installments of principal and interest beginning April 1, 2002 and ending June 1, 2007.

In connection with this funding, the total credit facility was reduced from $18,000,000 to $14,000,000. As of March 30, 2002, the Company has the following outstanding obligations under this facility:

                 Notes Payable           $  9,291,000
                 Letters of Credit          1,550,000
                                        -------------
                                         $ 10,841,000
                                        =============

NOTE 10 - INCOME TAXES

At December 29, 2001, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $12,000,000. Certain of these NOL's are subject to annual limits and begin to expire in 2019. At March 30, 2002, the provision for income taxes includes state and local income taxes not subject to state operating loss carryforwards.

NOTE 11 - SUBSEQUENT EVENTS

Related Party Transactions

On April 3, 2002, the Company posted, outside of its credit facility discussed in Note 9, a $2,000,000 Letter of Credit as collateral relating to its 2002 Workers' Compensation Program for non-Ohio employees. In connection with this transaction, certain officers and shareholders of the Company pledged shares of Company common stock as collateral with the lending institution for the letters of credit. The Company paid a $60,000 fee to the officers and shareholders in connection with this transaction.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock of the Company at $3.00 per share for a total purchase price of $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which is due and payable August 9, 2002 and bears interest of 15% per annum. Certain officers and shareholders of the Company have guaranteed the repayment of $500,000 of this note.

Asset Acquisition

On April 30, 2002, the Company purchased certain assets of Inovis Corporation ("Inovis"). Under the terms of this transaction, the Company is required to pay the greater of $1,150,000 (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Inovis is based in Atlanta, Georgia and has clients throughout the United States, but primarily concentrated in Georgia. Inovis' total revenue for its fiscal year ended June 30, 2001, was approximately $109,761,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has operated as a Professional Employer Organization ("PEO") actively since 1986 as TEAM America. The Company participated in a reverse merger with Mucho.com (Lafayette, CA) on December 28, 2000, which operated as an Online Business Center ("OBC") since July 1999.

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

Direct costs of services are reflected in the Company's Statement of Operations as "direct costs" and are reflective of the type of revenue being generated. Direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. The Company maintains two workers' compensation programs. One covers the Ohio worksite employees co-employed by the Company through a self-insured program and the other covers the Company's worksite employees co-employed by TEAM America located outside the state of Ohio or all-other-states ("AOS"). The Company does not provide workers' compensation to non-employees of the Company. The AOS workers' compensation program insurance provider is The Hartford Insurance Company (Hartford) which provides coverage for substantially all of the Company's worksite and corporate employees outside the state of Ohio.

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

As of March 30, 2002, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

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

Effective March 13, 2001, the Company acquired Professional Staff Management, Inc. ("PSMI"), a PEO based in Salt Lake City with offices in San Diego, Columbus, Cincinnati, and Las Vegas. Under the terms of the purchase agreement, the Company acquired substantially all of the assets for $4,250,000 in cash, $1,000,000 of seller financing supported by a letter of credit to be drawn no later than July 2002, $1,000,000 in TEAM Mucho Series A Preferred Stock and $241,000 in TEAM Mucho common stock. The transaction was valued at approximately $6,491,000. The Company also incurred $84,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $6,575,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of operations since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition.

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

The Company bills its clients for workers' compensation and unemployment costs at rates which vary by client based upon the clients' claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment, (ii) to cover the Company's costs of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment which relates to changes in direct costs is effective as of the date of the changes, and all changes require thirty days' prior notice.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 2001 Annual Report on Form 10-K, as well as the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The following table presents certain information related to the Company's results of operations for the three months ended March 30, 2002 and March 31, 2001:


                                                          (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)
                                                          March 30,        March 31,          %
                                                             2002            2001          Change
                                                          ---------        ---------       ------
Revenues                                                  $ 119,117        $ 101,795         17.0%
Gross Profit                                                  4,622            4,029         14.7%
Operating Expenses                                            5,632            4,127         36.5%
Operating Loss                                               (1,010)             (98)       930.6%
Net Loss                                                     (1,222)            (255)       379.2%
Net Loss Attributable to Common Shareholders                 (1,517)            (508)       198.6%
Net Loss Per Share Attributable to Common Shareholders        (0.19)           (0.07)       171.4%




REVENUES

Consolidated revenues were $119,117,000 for the three months ended March 30, 2002 compared to $101,795,000 for the three months ended March 30, 2001. The increase of $17,322,000 is attributable to the following:

- The inclusion of PSMI for the entire period ended March 30, 2002. PSMI revenues included in the period ended March 30, 2002 were $22,301,000 compared to $6,712,000 in the period ended March 31, 2001, contributing $15,589,000 to the net increase in revenues.

- The incremental clients associated with the SSMI transaction contributed $2,501,000 to the increase.

- Certain clients paid bonuses of approximately $20,056,000 during the period ended March 30, 2002. These clients did not pay comparable bonuses during the period ended March 31, 2001, therefore such revenue was incremental for the March 30, 2002 period.

- Total revenue, excluding the items discussed above, decreased to $74,259,000 for the period ended March 30, 2002 from $95,083,000, reducing the aggregate increase in revenue by $20,824,000. This lower revenue is a result of the combination of the Company's efforts during 2001 to focus its efforts on clients with lower risk and higher margin, as well as the overall impact of the nationwide economic downturn experienced in 2001 and into 2002 which has resulted in many of the Company's clients reducing payroll and/or postponing planned expansions.

DIRECT COSTS/GROSS PROFIT

For the three months ended March 30, 2002, direct costs were $114,495,000 or 96.12% of revenues compared to direct costs of $97,766,000 or 96.04% of revenues for the three months ended March 31, 2001. Gross profit for the three months ended March 30, 2002 was $4,622,000 or 3.88% of revenues compared to $4,029,000 or 3.96% of revenues for the three months ended March 31, 2001. The gross profit as a percent of revenues for the three months ended March 30, 2002 is impacted by the $20,056,000 of bonuses discussed above, as the Company recognized only its normal payroll margin on these amounts. Accordingly, the gross profit as a percent of revenue would be 4.67% after excluding such incremental revenue.

OPERATING EXPENSES

For the three months ended March 30, 2002, consolidated operating expenses were $5,632,000 or 4.73% of revenues compared to $4,127,000 or 4.05% of revenues for the three months ended March 31, 2001. This increase of $1,505,000 is due to an increase in corporate payroll and payroll related costs of $473,000, other selling, general and administrative costs of $988,000, systems and operations development costs of $302,000, and depreciation expense of $102,000, partially offset by a reduction in amortization expense of $319,000.

OPERATING LOSS

For the three months ended March 30, 2002 consolidated operating loss was $1,010,000 compared to a consolidated operating loss of $98,000 for the three months ended March 31, 2001. The increase in operating loss is a result of the changes in gross profit and operating expenses discussed above.

INTEREST EXPENSE

For the three months ended March 30, 2002 net interest expense was $212,000 compared to $142,000 for the three months ended March 31, 2001. The increase in net interest expense is due to an increase in interest on bank debt and other financing arrangements of $88,000, and increase in interest due to capital leases of $14,000 and a decrease in interest income of $10,000, resulting in an increase in interest expense, net of $112,000. This increase was partially offset by a change in the fair value of an interest rate swap instrument of $42,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility. The increase in interest due to capital leases is due to computer equipment purchased during 2001 under capital leases.

INCOME TAX EXPENSE

For the three months ended March 30, 2002 and March 30, 2001, respectively, no provision for federal income taxes has been recorded.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the three months ended March 30, 2002 was $1,222,000 compared to a net loss of $255,000 for the three months ended March 31, 2001. During the three months ended March 30, 2002 and March 31, 2001 the Company recorded preferred stock dividends of $295,000 and $253,000 respectively, contributing to net loss attributable to common shareholders of $1,517,000, or $0.19 per share and $508,000, or $0.07 per share, respectively.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the three months ended March 30, 2002 and March 31, 2001, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,304,000 for the three months ended March 30, 2002 compared to $255,000 for the three months ended March 31, 2002. The $4,049,000 increase in cash used in operating activities was due to the increased net loss for the period, partially offset by a $2,035,000 increase in the Company's working capital deficit from $8,222,000 at December 29, 2001 to $10,257,000 at March 30, 2002.

Net cash used in investing activities was $409,000 for the three months ended March 30, 2002 compared to $4,690,000 for the three months ended March 31, 2001. The primary use of cash for investing activities during the three months ended March 30, 2002 was $300,000 for the acquisition of customer relationship rights from Strategic Staff Management, Inc. ("SSMI") and a related non-compete agreement. During the three months ended March 31, 2001 the Company purchased Professional Staff Management, Inc. which used $4,250,000 of cash. Property and equipment additions during the three months ended March 30, 2002 were funded primarily through capital leases. During the period ended March 31, 2001 the Company purchased $399,000 of property and equipment.

Net cash provided by financing activities during the three months ended March 30, 2002 was $3,266,000, compared to net cash used in financing activities during the three months ended March 31, 2001 of $4,068,000. The net cash provided by financing activities during the three months ended March 30, 2002 was primarily from $2,903,000 from checks drawn in excess of bank balances and $750,000 from borrowing under the Company's acquisition credit facility, partially offset by repayments of bank notes of $320,000 and capital lease obligations of $67,000. The checks drawn in excess of bank balances is primarily a timing function related to the Company's cash inflows from clients being distributed between electronic payments and cash payments and the majority of client related cash outflows being paid electronically. The Company has recently implemented a process to convert clients to electronic payment methods. The $750,000 borrowed under the Company's credit facility was used for the SSMI transaction. The net cash flow used in financing activities for the three months ended March 31, 2001 was due to the payment of $11,622,000 in connection with a stock repurchase obligation related to the Mucho.com reverse acquisition of TEAM America, offset by $4,250,000 borrowed under the Company's credit facility for the PSMI acquisition.

In connection with the borrowing of $750,000 in March 2002, the Company and its lenders agreed to temporarily reduce the Credit Facility from $18,000,000 to $14,000,000. As of March 30, 2002 the Company had outstanding loans against the facility of $9,291,000 and outstanding letters of credit of $1,550,000.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock for $500,001. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which is due and payable August 9, 2002 and bears interest at 15% per annum.

As a result of the SSMI transaction and the Inovis acquisition, completed April 30, 2002, the Company expects to add incremental gross margin to its operations which will contribute to cash flow from operations. In addition to the anticipated incremental gross margin from these transactions, the Company is continually evaluating its operating expenses and is in the process of implementing various cost savings measures, including the containment of corporate payroll costs.

Due to the significant working capital deficit and continued pressure on the business as a result of the overall weak economy, the Company believes it is necessary to raise additional capital in order to execute its growth strategy. The Company has received an unsolicited offer from and is in negotiations with at least one potential equity partner regarding such capital infusion. The Company anticipates that the initial infusion of capital will be completed during the second quarter of 2002. Anticipated proceeds from this transaction will be used to paydown working capital obligations, retire the bridge note and invest in corporate technology infrastructure. There can be no guarantee that such capital transaction will be completed. Failure by the Company to complete a capital transaction could result in a material adverse affect on the future financial condition and future results of operations of the Company.

GOODWILL

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Had the Company adopted this statement as of the beginning of 2001, $351,000 of amortization expense would not have been recognized and net loss would have decreased by $351,000 and loss per share attributable to common shareholders would have decreased by $0.04 for the quarter ended March 31, 2001.

NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS 121. The Company adopted SFAS 144 as of December 30, 2001. Adoption of this statement had no impact on the Company's results of operations or financial condition.

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

Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 29, 2001 filed with the Securities and Exchange Commission and may be amended from time to time. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

          The Company filed the following Current Reports on Form 8-K during the first quarter ended March 30, 2002:

          (i) Current Report on Form 8-K, dated January 17, 2002 filed with the Securities and Exchange Commission on January 29, 2002
          (ii) Current Report on Form 8-K, dated February 18, 2002, filed with the Securities and Exchange Commission on March 8, 2002
          (iii) Current Report on Form 8-K, dated March 14, 2002, filed with the Securities and Exchange Commission on March 19, 2002



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           TEAM MUCHO, INC.

                                           BY: /s/ JOSE C. BLANCO
                                               ---------------------------------
                                                   Chief Financial Officer and
                                                   Authorized Signing Officer


May 13, 2002