Form 10-K/A
period 2001-12-29
TEAM AMERICA INC
filed 2002-08-13
CIK 860235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A- NO. 1


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

         Aggregate market value of the Company's voting stock held by its non-affiliates as of March 22, 2002 was approximately $14,678,303.

         There were 8,048,961 shares of the Company's common stock outstanding at March 22, 2002.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A of TEAM Mucho, Inc. (the "Company") for the year ended December 29, 2001 is to restate the Company's fiscal 2000 and 2001 consolidated balance sheets and statements of changes in shareholders' equity, the Company's fiscal 2000 consolidated statement of operations and correspondingly modify related disclosures. The restatement does not affect revenues or operating results previously reported in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001 originally filed with the Securities and Exchange Commission (the "SEC") on March 28, 2002 (the "Original 2001 Annual Report").

On April 17, 2002, after filing the Original 2001 Annual Report with audited financial statements, the Company terminated its former independent public accountant, Arthur Andersen LLP, and engaged as its new independent public accountant, Ernst & Young LLP, the Company determined that its prior accounting treatment of its December 29, 2000 issuance of 100,000 Series A Preferred Shares with detachable warrants to purchase 1,481,481 common shares and 600,000 common shares did not comply with generally accepted accounting principles. As a result, the Company has reclassified certain accounts and restated its fiscal 2000 and 2001 consolidated balance sheets and statements of changes in shareholders' equity, its fiscal 2000 consolidated statement of operations and corresponding disclosures.

The Company has amended and restated in its entirety each item of the Original 2001 Annual Report that has been affected by the restatement and reclassifications. With respect to those restated portions of the Company's financial statements, this filing includes unaudited financial statements in lieu of audited financial statements because the Company replaced Arthur Andersen LLP as its independent public accountant. The Company is working diligently with its new independent public accountant, Ernst & Young LLP, to have its financial statements reaudited in connection with the restatement. This filing does not reflect events occurring after the filing of the Original 2001 Annual Report, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other facts that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

                                TABLE OF CONTENTS

                                                                                                                    PAGE

PART I
Item 1.        Business......................................................................................         1
Item 2.        Properties....................................................................................        11
Item 3.        Legal Proceedings.............................................................................        11
Item 4.        Submission of Matters to a Vote of Security Holders...........................................        12

PART II
Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters.....................        13
Item 6.        Selected Financial Data.......................................................................        13
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation..........        14
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....................................        23
Item 8.        Financial Statements and Supplementary Data...................................................        23
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........        46

PART III
Item 10.       Directors and Executive Officers of the Registrant............................................        47
Item 11.       Executive Compensation........................................................................        47
Item 12.       Security Ownership of Certain Beneficial Owners and Management................................        47
Item 13.       Certain Relationships and Related Transactions................................................        47

PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................        49

Signatures     ..............................................................................................        52




                                     PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. In the normal course of business, we, in an effort to help keep the Company's shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K/A, or elsewhere, could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K/A, including, without limitation, factors discussed under the caption "Risk Factors," beginning on page 19. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

As used in this Annual Report on Form 10-K/A and except as the context otherwise may require, "Company," "we," "us," and "our" refer to TEAM Mucho, Inc. and its subsidiaries.

ITEM 1. BUSINESS.

GENERAL

TEAM Mucho, Inc. is a Business Process Outsourcing company that specializes in human resource management and administration. The Company operates primarily as a Professional Employer Organization ("PEO") that provides comprehensive human resource services, including payroll and payroll administration, benefits administration, on-site and on-line employee and employer communications, employment practices and human resource risk management, workforce compliance administration and severance management. The Company provides these services by becoming co-employer of its clients employees.

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

PEO SERVICES

Client Service Teams. The Company has nine regional directors who oversee a service staff consisting of Human Resource Consultants (HRC) and Human Resource Assistants (HRA). A team consisting of an HRC and HRA is assigned to each client. The client service team is responsible for the client's personnel administration, for coordinating the Company's response to client needs for administrative support and for responding to any questions or problems encountered by the client.

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


CALENDAR PERIOD                                                                             COMPANY COMMON STOCK
---------------                                                                             --------------------
                                                                                            HIGH              LOW
                                                                                            ----              ---

Fiscal 2000:
    First Quarter..............................................................      $       7.13      $        5.63
    Second Quarter.............................................................      $       6.66      $        3.13
    Third Quarter..............................................................      $       6.00      $        4.06
    Fourth Quarter.............................................................      $       5.38      $        3.00

Fiscal 2001:
    First Quarter..............................................................      $       5.03      $        3.00
    Second Quarter.............................................................      $       3.54      $        2.75
    Third Quarter..............................................................      $       3.30      $        2.60
    Fourth Quarter.............................................................      $       4.00      $        2.70

Fiscal 2002:
    First Quarter (through March 22, 2002).....................................      $       3.98      $        3.00


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

ITEM 6.  SELECTED FINANCIAL DATA.

SUMMARY OF TEAM MUCHO, INC. SELECTED FINANCIAL DATA

The following table presents summary selected financial data of Team Mucho, Inc. as of and for the period from July 8, 1999 to December 31, 1999, and as of and for the years ended December 29, 2001 and December 31, 2000. This financial data should be read in conjunction with TEAM Mucho, Inc.'s historical financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K/A.

The reported results for 1999 and 2000 are those of Mucho.com, Inc. No PEO results are provided for either fiscal years 1999 and 2000.

                     (000'S OMITTED, EXCEPT PER SHARE DATA)


                                                                                                            PERIOD FROM
                                                                     YEAR ENDED         YEAR ENDED         INCEPTION TO
                                                                     DECEMBER 29,      DECEMBER 31,        DECEMBER 31,
                                                                        2001               2000                1999
                                                                        ----               ----                ----
                                                                   (unaudited)         (unaudited)

Statement of Operations Data:
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 451,062         $      51         $    --
                                                                      ---------         ---------         ---------

Direct Costs:
   Salaries and wages. . . . . . . . . . . . . . . . . . . . . . . . .  375,744              --                --
   Payroll taxes, workers' compensation and other direct costs. . . .    55,449              --                --
                                                                      ---------         ---------         ---------
      Total direct costs. . . . . . . . . . . . . . . . . . . . . . .   431,193              --                --
                                                                      ---------         ---------         ---------
Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,869                51              --
                                                                      ---------         ---------         ---------
Expenses:
   Administrative salaries. . . . . . . . . . . . . . . . . . . . . .    10,743             5,651               883
   Other selling, general and administrative expenses. . . . . . . . .    7,588             2,468               271
   Depreciation and amortization. . . . . . . . . . . . . . . . . . .     2,808               262                20
   Restructuring charges. . . . . . . . . . . . . . . . . . . . . . .     1,834               654              --
                                                                      ---------         ---------         ---------
      Total operating expenses. . . . . . . . . . . . . . . . . . . .    22,973             9,035             1,174
                                                                      ---------         ---------         ---------
      Loss from operations. . . . . . . . . . . . . . . . . . . . . .    (3,104)           (8,984)           (1,174)
                                                                      ---------         ---------         ---------
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,051)             (512)              (80)
                                                                      ---------         ---------         ---------
   Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . .      (35)             --                --
                                                                      ---------         ---------         ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,190)           (9,496)           (1,254)
Deemed dividend (1). . . . . . . . . . . . . . . . . . . . . . . . . .     --              (1,047)             --
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . .   (1,100)             --                --
                                                                      ---------         ---------         ---------
Net loss attributable to common shareholders (1). . . . . . . . . . . $  (5,290)        $ (10,543)        $  (1,254)
                                                                      =========         =========         =========
Net loss per common share
   Basic and diluted (1). . . . . . . . . . . . . . . . . . . . . . . $   (0.72)        $   (3.74)        $   (0.66)

Balance Sheet Data:
Working capital deficit. . . . . . . . . . . . . . . . . . . . . . . .$  (8,222)        $  (4,803)        $    (957)
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  58,844         $  56,960         $     292
Long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . .$  13,044         $   3,665         $      62
Total shareholders' equity (deficit) (1). . . . . . . . . . . . . . . $  12,064         $  17,021         $    (803)


(1) As described in Note 3 to the Company's Consolidated Financial Statements, the Company's Statements of Operations and of Cash Flows for the year ended December 31, 2000 and its Balance Sheets and Statements of Changes in Shareholders' Equity at December 29, 2001 and December 31, 2000 have been restated.

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

The Company's insurance policy dictates that if losses and fixed costs under the policy are less than the amounts the Company paid, the insurer will refund the difference to the Company. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct costs a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims paid and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of December 30, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite livesshall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, but believes that goodwill and the trade name recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 29, 2001 AND DECEMBER 31, 2000
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                  2001            2000
                                                                                                  ----            ----
                                                                                                (as restated - see Note 3)
                                                                                                --------------------------
ASSETS  CURRENT ASSETS:
   Cash....................................................................................   $     1,447     $   10,925
   Receivables:
      Trade, net of allowance for doubtful accounts of $392 in 2001 and $200 in 2000.......         1,036          1,978
      Unbilled revenues....................................................................         9,893          8,792
      Other receivables....................................................................         1,404          1,461
   Prepaid expenses........................................................................         1,883          1,534
   Deferred income tax.....................................................................         1,497            420
                                                                                              -----------     ----------
        Total current assets...............................................................        17,160         25,110
                                                                                              -----------     ----------

PROPERTY AND EQUIPMENT, NET................................................................         2,580          1,581
                                                                                              -----------     ----------

OTHER ASSETS:
   Goodwill, net...........................................................................        35,238         26,732
   Cash surrender value of life insurance policies.........................................           521            587
   Deferred income tax asset...............................................................           784            249
   Other...................................................................................         2,561          2,701
                                                                                              -----------     ----------
        Total other assets.................................................................        39,104         30,269
                                                                                              -----------     ----------
        Total assets.......................................................................   $    58,844     $   56,960
                                                                                              ===========     ==========


(Continued on next page)

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                  AS OF DECEMBER 29, 2001 AND DECEMBER 31, 2000
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                  2001          2000
                                                                                                  ----          ----
                                                                                               (as restated - see Note 3)
                                                                                               --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable..................................................................   $     2,325     $    1,954
   Capital leases, current portion.........................................................           296            103
   Bank debt, current portion..............................................................         1,250              -
   Stock repurchase obligation.............................................................             -         11,622
   Accrued compensation....................................................................        10,338          8,367
   Accrued payroll taxes and insurance.....................................................         6,475          3,967
   Accrued workers' compensation liability.................................................         1,750          1,832
   Other accrued expenses..................................................................         2,948          2,068
                                                                                              -----------     ----------
        Total current liabilities..........................................................        25,382         29,913

LONG-TERM LIABILITIES:
   Bank debt, less current portion.........................................................         7,799              -
   Capital lease obligations, less current portion.........................................           547            127
   Accrued workers' compensation liability.................................................         2,879          2,602
   Client deposits and other liabilities...................................................         1,298            349
   Deferred compensation...................................................................           521            587
                                                                                              -----------     ----------
        Total liabilities..................................................................        38,426         33,578
                                                                                              -----------     ----------

CONVERTIBLE PREFERRED STOCK, face amount of $11 million and
   $10 million, respectively...............................................................         8,354          6,361
                                                                                              -----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
      45,000,000 shares authorized; 10,788,743 and 9,603,558 issued
      at December 29, 2001 and December 31, 2000, respectively.............................        43,947         43,593
   Deferred compensation...................................................................           (20)           (28)
   Accumulated deficit.....................................................................       (17,087)       (11,797)
                                                                                              ------------    ----------
                                                                                                   26,840         31,768
   Less -Treasury stock, 2,739,782 and 2,722,366 common shares, at cost,...................
      at December 29, 2001 and December 31, 2000, respectively.............................       (14,776)       (14,747)
                                                                                              ------------    -----------
        Total shareholders' equity.........................................................        12,064         17,021
                                                                                              -----------     ----------
        Total liabilities and shareholders' equity.........................................   $    58,844     $   56,960
                                                                                              ===========     ==========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                    (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)
     (UNAUDITED FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000)


                                                                                                                     PERIOD FROM
                                                                                       YEAR ENDED      YEAR ENDED   INCEPTION TO
                                                                                       DECEMBER 29,    DECEMBER 31, DECEMBER 31,
                                                                                          2001            2000           1999
                                                                                          ----            ----           ----
                                                                                                       (as restated
                                                                                                       - see Note 3)


                  REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   451,062      $        51      $      --
                                                                                      -----------      -----------      -----------

                  DIRECT COSTS:
                     Salaries and wages. . . . . . . . . . . . . . . . . . . . . .        375,744             --               --
                     Payroll.taxes, workers' compensation and other direct costs. .        55,449             --               --
                                                                                      -----------      -----------      -----------
                        Total direct costs. . . . . . . . . . . . . . . . . . . . .       431,193             --               --
                                                                                      -----------      -----------      -----------
                  GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . .        19,869               51             --
                                                                                      -----------      -----------      -----------

                  OPERATING EXPENSES:
                     Administrative salaries. . . . . . . . . . . . . . . . . . . .        10,743            5,651              883
                     Other.selling, general and administrative expenses. . . . . . .        7,588            2,468              271
                     Depreciation and amortization. . . . . . . . . . . . . . . . .         2,808              262               20
                     Restructuring charges. . . . . . . . . . . . . . . . . . . . .         1,834              654             --
                                                                                      -----------      -----------      -----------
                        Total operating expenses. . . . . . . . . . . . . . . . . .        22,973            9,035            1,174
                                                                                      -----------      -----------      -----------
                  OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .        (3,104)          (8,984)          (1,174)

                     Interest expense, net. . . . . . . . . . . . . . . . . . . . .          (863)            (512)             (80)
                     Fair value loss of derivative instruments. . . . . . . . . . .          (188)            --               --
                                                                                      -----------      -----------      -----------
                  LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . . .        (4,155)          (9,496)          (1,254)

                     Income tax expense. . . . . . . . . . . . . . . . . . . . . . .          (35)            --               --
                                                                                      -----------      -----------      -----------
                  NET LOSS... . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,190)          (9,496)          (1,254)

                  Deemed dividend. . . . . . . . . . . . . . . . . . . . . . . . . .         --             (1,047)            --
                  Preferred stock dividends. . . . . . . . . . . . . . . . . . . . .       (1,100)            --               --
                                                                                      -----------      -----------      -----------
                  NET LOSS ATTRIBUTABLE TO COMMON
                     SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . .  $    (5,290)     $   (10,543)     $    (1,254)
                                                                                      ===========      ===========      ===========

                  NET LOSS PER SHARE:
                     Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     (0.72)     $     (3.74)     $     (0.66)
                     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.72)     $     (3.74)     $     (0.66)

                  WEIGHTED AVERAGE SHARES OUTSTANDING:
                     Basic    . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,342,508        2,816,501        1,903,095
                     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,342,508        2,816,501        1,903,095



                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)
                           (AS RESTATED - SEE NOTE 3)
     (UNAUDITED FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000)


                                           COMMON STOCK ISSUED
                                           -------------------        DEFERRED     TREASURY     ACCUMULATED    SHAREHOLDERS'
                                         NUMBER           STOCK     COMPENSATION     STOCK       DEFICIT          EQUITY
                                         ------           -----     ------------     -----       -------          ------
Balance, July 8, 1999 (inception)

   Issuance of common stock...........     1,976,393    $    390     $       -    $        -   $         -     $       390
   Issuance of warrants...............             -          61             -             -             -              61
   Net loss for the period............             -           -             -             -        (1,254)         (1,254)
                                          ----------    --------     ---------    ----------    -----------    ------------
Balance, December 31, 1999............     1,976,393         451             -             -        (1,254)           (803)

   Issuance of common stock...........     1,086,597       5,553             -             -             -           5,553
   Issuance of common stock
      for services....................       606,219       1,212             -             -             -           1,212
   Conversion of debt to equity.......       349,500       1,077             -             -             -           1,077
   Issuance of warrants...............             -         127             -             -             -             127
   Grant of qualified and non-
      Qualified options...............             -         710           (28)            -             -             682
   Acquisition of TEAM America
      Corporation.....................     4,984,849      30,352             -       (14,747)            -          15,605
   Issuance of common stock and
      warrants related to preferred
      stock offering..................       600,000       3,064             -             -             -           3,064
   Discount on preferred stock
      attributable to beneficial
      conversion feature..............             -       1,047             -             -        (1,047)              -
Net loss..............................             -           -             -             -        (9,496)         (9,496)
                                          ----------    --------     ---------    ----------    -----------    ------------
Balance, December 31, 2000............     9,603,558      43,593           (28)      (14,747)      (11,797)         17,021

   Issuance of common stock
      in connection with the
      acquisition of assets...........        74,074         241             -             -             -             241
   Release of contingent common
      shares, treated as stock
      dividend........................     1,111,111           -             -             -             -               -
   Issuance of common stock warrants..             -         113             -             -             -             113
   Amortization of deferred
      compensation....................             -           -             8             -             -               8
   Acquisition of treasury stock......             -           -                         (29)            -             (29)
   Convertible preferred stock
      dividend........................             -           -             -             -        (1,100)         (1,100)
   Net loss...........................             -           -             -             -        (4,190)         (4,190)
                                          ----------    --------     ---------    ----------    -----------     -----------
Balance, December 29, 2001............    10,788,743    $ 43,947     $     (20)   $  (14,776)   $  (17,087)     $   12,064
                                          ==========    ========     =========    ==========    ===========     ===========



                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                                 (000'S OMITTED)
     (UNAUDITED FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000)


                                                                                                         PERIOD FROM
                                                                     YEAR ENDED         YEAR ENDED      INCEPTION TO
                                                                     DECEMBER 29,      DECEMBER 31,     DECEMBER 31,
                                                                        2001               2000             1999
                                                                        ----               ----             ----
                                                                                 (as restated - See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................       $ (4,190)       $ (9,496)         $ (1,254)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
Depreciation and amortization .................................          2,808             262                20
Write-down of property and equipment related to restructuring .            261             477                --
Bad debt expense ..............................................            368              --                --
Compensation expense on grant of stock options and other
   non cash compensation ......................................              8             682                --
Loss on derivative ............................................            188              --                --
Changes in assets and liabilities, excluding the impact of
   acquisitions:
      Accounts receivable .....................................           (518)             (1)               --
      Prepaid expenses and other assets .......................            806             (93)               (2)
      Accounts payable ........................................            371           1,523               338
      Accrued liabilities .....................................            562             596               154
                                                                      --------        --------          --------
Net cash provided by (used in) operating activities ...........            664          (6,050)             (744)
                                                                      --------        --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ............................         (1,438)           (766)             (125)
Acquisitions, net of cash acquired ............................         (4,250)          2,364                --
                                                                      --------        --------          --------
Net cash (used in) provided by investing activities ...........         (5,688)          1,598              (125)
                                                                      --------        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt .......................................          8,250              --                --
Payments on bank debt .........................................           (201)             --                --
Stock repurchase ..............................................        (11,622)             --                --
Purchase of treasury stock ....................................            (29)             --                --
Proceeds from issuance of common stock ........................             38           5,553               390
Proceeds from issuance of common stock and preferred stock
   and detachable warrants ....................................             --           9,425                --
Proceeds from loans payable to related party ..................             --             955               561
Payment of loans payable to related party .....................             --            (561)               --
Payment of financing costs ....................................           (755)             --                --
Payment on capital lease obligations ..........................           (135)            (69)               (8)
                                                                      --------        --------          --------
Net cash (used in) provided by financing activities ...........         (4,454)         15,303               943
                                                                      --------        --------          --------

Net (decrease) increase in cash ...............................         (9,478)         10,851                74
CASH, beginning of period .....................................         10,925              74                --
                                                                      --------        --------          --------
CASH, end of period ...........................................       $  1,447        $ 10,925          $     74
                                                                      ========        ========          ========


(Continued on next page)

                        TEAM MUCHO, INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000 AND
        FOR THE PERIOD FROM INCEPTION (JULY 8, 1999) TO DECEMBER 31, 1999
                                 (000'S OMITTED)
     (UNAUDITED FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 31, 2000)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                             2001               2000            1999
                                                                             ----               ----            ----

Interest paid.........................................................   $          777    $           54    $          -
                                                                         ==============    ==============    ============

Income taxes paid.....................................................   $          194    $            -    $          -
                                                                         ==============    ==============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The Company acquired certain assets of PSMI on March 13, 2001. Included in the purchase price was $1,000,000 of seller financing. See Note 4 for further discussion.

During 2001, the Company declared $1,100,000 of dividends in-kind to holders of convertible preferred stock.

In 2000, in connection with the issuance of common stock and preferred stock with detachable warrants, the Company recorded a deemed dividend to preferred shareholders of $1,047,000.

During 2000, the Company acquired TEAM America Corporation in a transaction accounted for as a reverse acquisition. As a result of this transaction, the Company acquired the outstanding common stock of TEAM America Corporation for $15,605,000. See Note 4 for additional information.

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

(1)      NATURE AND SCOPE OF BUSINESS

TEAM Mucho, Inc. (the "Company"), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM Mucho is a leading provider of Professional Employment Organization ("PEO") services in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee, Mississippi and California. TEAM Mucho's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

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

    Computer hardware and software..............................      3-5 years
    Software development costs..................................        3 years
    Furniture, fixtures and equipment...........................      5-7 years

Property and equipment and related accumulated depreciation as of December 29, 2001 and December 31, 2000 are as follows (000's omitted):


                                                                                              2001             2000
                                                                                              ----             ----

         Computer hardware and software...........................................     $        2,918    $       1,559
         Furniture, fixtures and equipment........................................                509              184
         Leasehold improvements...................................................                127              117
                                                                                       --------------    -------------
                                                                                                3,554            1,860
         Less:  accumulated depreciation and amortization.........................               (974)            (279)
                                                                                       ---------------   --------------

                                                                                       $        2,580    $       1,581
                                                                                       ==============    =============


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

(3)      RESTATEMENT

In accordance with EITF Nos. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and 00-27 "Application of EITF Issue 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Convertible Instruments" and related standards, when a company issues convertible preferred stock with a beneficial conversion feature ("BCF"), the value of the beneficial conversion feature must be accounted for as a deemed dividend. The beneficial conversion feature is computed as the intrinsic value of the spread between the quoted market price of the common stock and the implicit conversion price of the preferred stock.

As described in Note 6, in connection with the reverse acquisition of Team America Corporation by Mucho.com on December 28, 2000, the Company issued 100,000 Series A Preferred Shares with detachable warrants to purchase 1,481,481 common shares and 600,000 common shares for total net proceeds of $9,425,000. The proceeds of this issuance were originally assigned to the common shares based upon the quoted market price on the date of the transaction, the warrants based upon their estimated fair value and the residual amount, net of expenses to the preferred stock. At the time of issuance, the Company concluded that there was no beneficial conversion feature associated with the preferred stock and accordingly no deemed dividend was recorded. This was based on the belief by management, that the quoted market price of the common shares was artificially inflated due to a concurrent tender offer at $6.75 per share.

Recently, the Company has become aware that the United States Securities and Exchange Commission ("SEC") has insisted that the quoted market price be used in determining the value of a beneficial conversion feature. As a result, the Company has reassessed its conclusion regarding the treatment of this transaction in 2000 and is restating its 2000 and 2001 financial statements to reflect the required changes. During the process of recalculating the fair value of the issued securities, the Company noted an error in its original calculation of the fair value of the associated warrants and is correcting the allocation of the net proceeds based upon the restated relative fair values of the securities issued. As a result of the corrections, the allocation of the net proceeds based upon the restated relative fair values, and the calculation of the beneficial conversion feature, the Company has determined that a deemed dividend of $1,047,000 should have been recorded in the period ended December 31, 2000. As a result of recording the beneficial conversion feature the following table summarizes the restatement of the Company's Statement of Operations for the year ended December 31, 2000 (000's omitted, except per share amounts):

    Net loss, as originally reported ........................     $ (9,496)
    Deemed dividend .........................................       (1,047)

    Net loss attributable to common shareholders, as restated     $(10,543)

    Net loss per share, as originally reported ..............     $  (3.37)
    Net loss attributable to common shareholders, as restated        (3.74)

In addition to the change in loss attributable to common shareholder, the reallocation of the net proceeds resulted in as reclassification of amounts from Common Stock to Preferred Stock. These changes are summarized in the following table (000's omitted):


                                                                     AS ORIGINALLY
   ALLOCATION OF NET PROCEEDS .....................................     REPORTED   AS RESTATED
                                                                        --------   -----------
   Preferred stock, face amount $10 million .......................     $3,625       $6,361
   Common stock ...................................................      3,000        2,175
   Warrants .......................................................      2,800
                                                                        ------       ------
                                                                                        889
        Total .....................................................     $9,425       $9,425
                                                                        ======       ======


As a result of the reallocation of net proceeds and the recording of a deemed dividend the Company has restated its December 29, 2001 and December 31, 2000 balance sheets as follows (000's omitted):


                                                                             AS ORIGINALLY
                                                                                REPORTED          AS RESTATED
                                                                             --------------       -----------
     DECEMBER 29, 2001 BALANCE SHEET IMPACT:
      Preferred Stock ........................................................   $  5,618           $  8,354

      Common Stock ...........................................................     45,636             43,947
      Deferred Compensation ..................................................        (20)               (20)
      Accumulated Deficit ....................................................    (16,040)           (17,087)
                                                                                 --------           ---------
                                                                                   29,576             26,840
      Less: Treasury Stock ...................................................    (14,776)           (14,776)
                                                                                 --------           ---------
      Total Shareholders' Equity .............................................   $ 14,800           $ 12,064
                                                                                 =========          ========

     DECEMBER 31, 2000 BALANCE SHEET IMPACT:
      Preferred Stock ........................................................   $  3,625           $  6,361

      Common Stock ...........................................................   $ 45,282           $ 43,593
      Deferred Compensation ..................................................        (28)               (28)
      Accumulated Deficit ....................................................    (10,750)           (11,797)
                                                                                 --------           ---------
                                                                                   34,504             31,768
      Less: Treasury Stock ...................................................    (14,747)           (14,747)
                                                                                 --------           ---------
      Total Shareholders' Equity .............................................   $ 19,757           $ 17,021
                                                                                 ========           ========


No changes were required to the Statement of Operations for the year ended December 29, 2001.

(4)      ACQUISITIONS

On March 13, 2001, the Company acquired certain assets and assumed certain liabilities of Professional Staff Management, Inc. (PSMI). The acquisition was accounted for using the purchase method of accounting.

Total cash and stock consideration for this acquisition was (000's omitted, except for share amounts):

   Cash........................................................  $     4,250
   Seller financing............................................        1,000
   Common shares of TEAM Mucho, Inc. (74,074 shares)...........          241
   Convertible preferred stock (10,000 shares).................          925
   Warrants....................................................           75
   Direct expenses of the acquisition..........................           84
                                                                 -----------
                                                                 $     6,575
                                                                 ===========

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

Total consideration paid for this acquisition was (000's omitted, except for share amounts):


                                                                                             NUMBER OF
                                                                                             SHARES OR
                                                                                              OPTIONS           VALUE

   TEAM America Corporation common stock owned by Mucho.com, Inc.  control group
      prior to date of acquisition at historical cost of $6.34 per share...............         1,296,044    $       8,221
   Other TEAM America Corporation common stock outstanding at fair market value of
      $5 per share.....................................................................         1,341,439            6,707
   TEAM America stock options acquired at fair market value............................           850,637              677
   Direct expenses related to acquisition..............................................                 -            1,664
                                                                                           --------------    -------------
   Total purchase price................................................................         3,488,120    $      17,269
                                                                                           ==============    =============


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

The following table presents unaudited condensed pro forma operating results as if TEAM America Corporation and PSMI had been acquired as of January 1, 2000. These results are not necessarily an indication of operating results that would have occurred had the Company actually operated the business during the periods indicated (000's omitted except for share amounts):


                                                      2001             2000
                                                      ----             ----
                                                   (UNAUDITED)      (UNAUDITED)
   Revenue ....................................     $ 477,791      $ 561,193
   Net loss ...................................        (4,145)        (7,459)
   Net loss attributable to common shareholders        (5,265)        (9,579)
   Loss per share
   Basic ......................................     $   (0.72)     $   (1.59)
   Diluted ....................................     $   (0.72)     $   (1.59)

The pro forma net loss attributable to common shareholders includes preferred dividends of approximately $1,120,000 in 2001 and approximately $1,073,000 in 2000.

(5)      WORKERS' COMPENSATION

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


                                                                                              2001             2000
                                                                                              ----             ----

         Ohio workers' compensation reserves, net of claims paid..................     $          469    $         212
         Non-Ohio workers' compensation reserves, net of claims paid..............              3,850            3,421
                                                                                       --------------    -------------
                                                                                                4,319            3,633
         Less:  long-term portion.................................................             (2,879)          (2,422)
                                                                                       ---------------   --------------
         Workers' compensation reserves, current..................................     $        1,440            1,211
                                                                                       ==============    =============

         Total amount pre-funded..................................................     $        2,798    $       3,606
                                                                                       ==============    =============

         Receivable from insurance carrier........................................     $          628    $           0
                                                                                       ==============    =============


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

(6)      SHAREHOLDERS' EQUITY

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

On December 28, 2000, in connection with the acquisition of TEAM America Corporation (see note 3), the Company issued 100,000 Series A Preferred Shares, warrants to purchase 1,481,481 shares of common stock of the Company at $6.75 per share, which expire December 28, 2010 and 600,000 shares of common stock for total net proceeds of $9,425,000. The proceeds of this issuance were partially used to fund the stock repurchase obligation. The net proceeds were allocated to the preferred stock, common stock and warrants, based on their relative fair values as follows (000's omitted):

    Preferred Stock with face amount of $10 million.............     $   6,361
    Warrants....................................................           889
    Common Stock................................................         2,175
                                                                     ---------
       Total....................................................     $   9,425
                                                                     =========

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

In the year ended December 31, 2000, the Company recorded a deemed dividend to preferred shareholders of $1,047,000.

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

(7)      COMMITMENTS

The Company leases office facilities, automobiles and certain office equipment under long-term agreements expiring through 2007, which are accounted for as operating leases. The future minimum lease payments as of December 29, 2001 are as follows (000's omitted):

     2002........................................................$       833
     2003........................................................        443
     2004........................................................        383
     2005........................................................        136
     2006 and thereafter.........................................        111
                                                                 -----------
                                                                 $     1,906
                                                                 ===========

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

Future minimum commitments under capital leases as of December 29, 2001 are as follows (000's omitted):

    2002.........................................................    $      377
    2003.........................................................           291
    2004.........................................................           227
    2005.........................................................            82
    2006 and thereafter..........................................            30
                                                                      ---------

    Total minimum lease payments.................................         1,007
    Less: amount representing interest...........................          (164)
                                                                      ---------
                                                                            843
    Less: current portion........................................          (296)
                                                                     ----------
                                                                     $      547
                                                                     ==========

(8)      DEFERRED COMPENSATION

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

(9)      CREDIT FACILITY AND DEBT OBLIGATIONS

Term debt at December 29, 2001 consists of the following (000's omitted):


                                                                                                2001
                                                                                                ----

   Borrowings under the Credit Agreement (due through 2006)............................     $    7,967
   Seller financing....................................................................            800
   Amounts due finance company, unsecured, interest rate 6.2 %, due through 2002.......            282
                                                                                            ----------
                                                                                                 9,049
   Less:  current portion..............................................................         (1,250)
                                                                                            -----------
   Non-current portion.................................................................     $    7,799
                                                                                            ==========


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

Further, any additional acquisition loans are payable in equal monthly installments of principal and interest, beginning the month after an acquisition loan is received, through July 2006 (the maturity date of the Credit Agreement). The acquisition loan commitments shall terminate, to the extent not borrowed, in January 2003. The Credit Agreement is collateralized by substantially all of the assets of the Company and includes certain quarterly financial and non-financial covenants and a subjective acceleration material adverse change clause. The financial covenants include, among others, a minimum current ratio, interest coverage ratio, fixed charge coverage ratio, maximum annual lease obligations, minimum earnings before interest, taxes, depreciation and amortization, maximum operating losses, consolidated senior debt leverage ratio, and parent senior debt leverage ratio. The Company entered into a Second Amendment to the Credit Agreement, effective as of December 29, 2001. Based upon the Second Amendment, the Company was in compliance as of December 29, 2001 with these covenants.

Term debt repayments as of December 29, 2001 are due as follows (000's omitted):


                                                                                         AMOUNT
                                                                                         ------

   2002.....................................................................    $         1,250
   2003.....................................................................              2,161
   2004.....................................................................              2,161
   2005.....................................................................              2,161
   2006.....................................................................              1,275
   Thereafter...............................................................                 41
                                                                                 --------------
                                                                                $         9,049
                                                                                 ==============


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


                                                               NOTIONAL        FAIR VALUE
                                                                AMOUNT         GAIN/(LOSS)
                                                                ------         -----------

  Interest rate swaps............................        $    6,330,000    $    (188,000)


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

A summary of changes in the stock options plans for the two years ended December 29, 2001 and December 31, 2000 is as follows:


                                                                  NUMBER OF OPTIONS              WEIGHTED-AVERAGE PRICE
                                                                  -----------------              ----------------------
                                                                2001             2000             2001            2000
                                                                ----             ----             ----            ----

   Options outstanding, beginning of year...............      1,818,368                -     $        5.99    $        -
   Options granted......................................        400,000          880,674              4.18    $     4.33
   Options assumed in acquisition.......................              -        1,057,112                 -    $     7.31
   Options exercised....................................           (727)               -              0.47    $        -
   Options cancelled/surrendered........................       (421,552)        (119,418)             7.04    $     8.17
                                                            ------------    -------------    -------------    ----------
   Options outstanding, end of year.....................      1,796,089        1,818,368     $        4.37    $     5.99
                                                            ===========     =============    =============    ==========

   Options exercisable, end of year.....................      1,224,870        1,389,095     $        7.04    $     5.23
                                                            ===========     =============    =============    ==========

   Shares available for future grant, end of year.......        586,770          386,161
                                                            ===========     =============

   Shares reserved for issuance under stock option plans      1,811,640        1,775,256
                                                            ===========     =============

   Weighted average fair value of options granted
      during the year...................................                                     $        1.80    $     1.47
                                                                                             =============    ==========


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


                                                                           2001             2000
                                                                           ----             ----

         Risk-free interest rate.....................................        4.0%            4.8%
         Expected dividend yield.....................................        0.0%            0.0%
         Expected volatility.........................................       31.0%           23.0%
         Weighted average expected life (in years)...................         10              10


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, follows:


                                                                                          2001             2000
                                                                                          ----             ----

    Pro forma net loss attributable to common shareholders (000's omitted)...       $   (5,369)        $  (12,030)
    Pro forma net loss per share attributable to common shareholders.........       $    (0.73)        $    (4.27)


(12)     RELATED PARTY TRANSACTIONS

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

(13)     INCOME TAXES

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


                                                                                               2001            2000
                                                                                               ----            ----

         Deferred income tax assets (liabilities):
            Deferred compensation.......................................................  $          -     $        239
            Depreciation and amortization...............................................           549               77
            Workers' compensation.......................................................         1,152                -
            Other.......................................................................            28              289
            Net operating loss carryforward.............................................         3,962            3,273
                                                                                          ------------     ------------
              Total long-term deferred tax asset, net...................................         5,691            3,878
              Valuation allowance.......................................................        (4,907)          (3,629)
                                                                                          ------------     ------------
         Total long-term deferred tax assets............................................  $        784     $        249
                                                                                          ============     ============

         Workers compensation...........................................................  $        576              140
         Allowance for doubtful accounts................................................           157               80
         Severance......................................................................           306                -
         Other accrued liabilities......................................................           646              624
                                                                                          ------------     ------------
            Total short-term deferred tax assets........................................         1,685              844
            Valuation allowance.........................................................          (188)            (424)
                                                                                          ------------     ------------
         Total short-term deferred tax assets, net......................................  $      1,497     $        420
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

The following table reconciles the federal tax provision:


                                                                             2001               2000            1999
                                                                             ----               ----            ----

         Tax benefit - federal........................................   $       (1,413)   $      (3,229)    $       (426)
         State tax benefit, net of federal benefit....................             (197)            (570)             (75)
         Permanent differences, net...................................              603               171             176
         Valuation allowance..........................................            1,042            3,628              425
                                                                         --------------    --------------    ------------
              Tax provision...........................................   $           35    $            -    $          -
                                                                         ==============    ==============    ============


(14)     RESTRUCTURING CHARGES

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

A summary of expenses included in the restructuring costs line item of the consolidated statement of operations are as follows (000's omitted):


                                                                                               2001            2000
                                                                                               ----            ----

         Relocation costs...............................................................  $        533     $          -
         Employee severance.............................................................           973               49
         Write-down of impaired assets                                                             261              477
         Cost to exit contractual agreements............................................             -              100
         Other..........................................................................            67               28
                                                                                          ------------     ------------
                                                                                          $      1,834     $        654
                                                                                          ============     ============


(15)     CONTINGENCIES

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

(16)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                               MARCH 31         JUNE 30     SEPTEMBER 29      DECEMBER 29
                                                               --------         -------     ------------      -----------

YEAR ENDED DECEMBER 29, 2001:
Revenues................................................    $   101,795     $    123,130    $   114,343      $   111,794
Gross profit............................................    $     4,029     $      5,261    $     5,511      $     5,068
Operating income (loss).................................    $       (98)    $         68    $      (235)     $    (2,839)
Net (loss) attributable to common shareholders..........    $      (508)    $       (478)   $    (1,011)     $    (3,293)
Basic net (loss) per share attributable to common
   shareholders.........................................    $     (0.07)    $      (0.07)   $     (0.14)     $     (0.41)
Diluted net (loss) per share attributable to common
   shareholders.........................................    $     (0.07)    $      (0.07)   $     (0.14)     $     (0.41)


                                                                MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                                --------        -------      ------------     -----------

YEAR ENDED DECEMBER 31, 2000:
Revenues................................................    $         -     $          -    $        41       $       10
Gross profit............................................    $         -     $          -    $        41       $       10
Operating (loss)........................................    $    (2,135)    $     (2,456)   $    (1,761)      $   (2,632)
Net (loss) attributable to common shareholders..........    $    (2,276)    $     (2,510)   $    (1,818)      $   (3,939)
Diluted net (loss) per share attributable to common
   shareholders.........................................    $     (0.89)    $      (0.86)   $     (0.64)      $    (1.54)
Basic net (loss) per share attributable to common
   shareholders.........................................    $     (0.89)    $      (0.86)   $     (0.64)      $    (1.54)



                                                                                             SEPTEMBER 30     DECEMBER 31
                                                                                             ------------     -----------

PERIOD ENDED DECEMBER 31, 1999:
Revenues................................................                                    $         -       $        -
Gross profit............................................                                    $         -       $        -
Operating (loss)........................................                                    $      (140)      $   (1,034)
Net (loss)..............................................                                    $      (140)      $   (1,034)
Diluted net (loss) per share............................                                    $     (0.06)      $    (0.59)
Basic net (loss) per share..............................                                    $     (0.06)      $    (0.59)


(17)     SUBSEQUENT EVENTS

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities from Strategic Staff Management, Inc. (SSMI) in Omaha, Nebraska. The purchase price of $472,000, included cash of $300,000 and deposits from certain SSMI customers of $172,000.

On February 15, 2002, the Company entered into a letter of intent to acquire certain assets from Inovis Corporation. A maximum down payment of $200,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance relative to the customers acquired over a defined period of time. The Company closed this transaction on May 1, 2002.

On March 14, 2002, the Company entered into a letter of intent to acquire certain assets from Group 4, Inc. A maximum down payment of $120,000 will be paid in cash at closing. In addition to the down payment, the Company will pay additional amounts based upon the operating performance of the customers acquired over a defined period of time. The Company anticipates that this transaction will close in the third quarter of 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to the information set forth under the captions Proposal Number 1: Election of Directors - Nominees - Class II Directors (For Terms Expiring at the 2002 Annual Meeting), - Directors Remaining in Office, and - Section 16(a) Beneficial Ownership Reporting Compliance in the Company's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 30, 2002 (the TEAM Mucho Proxy Statement).

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


VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2000



                                                     BEGINNING                      OTHER                        ENDING
                                                      BALANCE       ADDITIONS     ADDITIONS     DEDUCTIONS       BALANCE
                                                      -------       ---------     ---------     ----------       -------

December 31, 2000
  Allowance for doubtful accounts...............
   Accounts receivable-trade....................    $        -    $        -    $    200,000(1)  $        -    $   200,000

Restructuring reserve
   Other accrued expenses.......................             -       654,000              -               -        654,000



1 Other additions represent allowance for doubtful accounts originating from the acquisition of TEAM America.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are included in this Annual Report on Form 10-K/A:

         (1) The following financial statements of the Company are included in Item 8 of this report:

                 Consolidated Balance Sheets (unaudited) as of December 29, 2001 and December 31, 2000

                 Consolidated Statements of Operations (unaudited) for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception (July 8, 1999) to December 31, 1999.

                 Consolidated Statements of Shareholders' Equity (unaudited) for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception (July 8, 1999) to December 31, 1999.

                 Consolidated Statements of Cash Flows (unaudited) for the years ended December 29, 2001 and December 31, 2000 and for the Period from Inception (July 8, 1999) to December 31, 1999.

                 Notes to Consolidated Financial Statements (unaudited) December 29, 2001 and December 31, 2000

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

10.3              Securities Purchase Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge
                  Opportunity Fund, LLC and Provident Financial Group, Inc. (Attached as Exhibit 10.5 to the Annual Report on
                  Form 10-K/A, File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

10.4              Credit Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc. and Mucho.com, Inc. and The
                  Provident Bank (attached as Exhibit 10.6 to the Annual Report on Form 10-K/A, File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

10.5              Registration Rights Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge
                  Opportunity Fund, LLC and The Provident Bank (Attached as Exhibit 10.7 to the Annual Report on Form 10-K/A,
                  File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

*10.6             Company's 2000 Stock Option Plan(1)

*10.7             Executive employment agreement dated December 28, 2000 between the Company and Jose C. Blanco(1)

*10.8             Executive employment agreement dated December 28, 2000 between the Company and Jay R. Strauss(1)

*10.9             Executive Employment Agreement dated February 19, 2001 between the Company and Jay Whitehead(1)

*10.10            Agreement dated December 28, 2001 between the Company and Kevin T. Costello(1)

21.1              Subsidiaries of the Registrant(1)

24.1              Power of Attorney(1)

99.1              Letter from TEAM Mucho, Inc. to the SEC, dated March 28, 2002, regarding Auditors Report of Arthur
                  Andersen, LLP(1)

99.2              CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

99.3              CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002


(1)      Attached to the Annual Report on Form 10-K, File No. 0-21533, filed with the SEC on March 29, 2002, and incorporated herein by reference.

* Management contract or compensation plan or arrangement.

(b)      Reports on Form 8-K

         We filed the following Current Reports on Form 8-K since September 30,
2001:

         (i) Current Report on Form 8-K, dated March 7, 2002, filed with the Securities and Exchange Commission on March 8, 2002

         (ii) Current Report on Form 8-K, dated January 17, 2002, filed with the Securities and Exchange Commission on January 29, 2002

         (iii)    Current Report on Form 8-K, dated November 21, 2001, filed with the Securities and Exchange Commission on November 21,
                  2001



         (iv) Current Report on Form 8-K, dated November 19, 2001, filed with the Securities and Exchange Commission on November 19, 2001

         (v) Current Report on Form 8-K, dated October 26, 2001, filed with the Securities and Exchange Commission on October 30, 2001


(c)      Exhibits

         The exhibits to this report follow the Signature Page
(d)      Financial Statement Schedules

         The financial statement schedule and the independent auditors' report thereon are included in Item 8 to this Annual Report on Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Team America, Inc.

Date: August 13, 2002           By: /s/ S. Cash Nickerson
                                    -------------------------------------------
                                    S. Cash Nickerson, Chairman, President and
                                    Chief Executive Officer

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


SIGNATURE                                   TITLE                                                           DATE
---------                                   -----                                                           ----

/s/ S. CASH NICKERSON                       Chairman and Chief Executive Officer                     August 13, 2002
---------------------------------------
S. Cash Nickerson                           (Principal Executive Officer)

/s/ JOSE  C. BLANCO*                        Chief Financial Officer, Treasurer                       August 13, 2002
---------------------------------------
Jose  C. Blanco                             and Director (Principal Financial
                                            Officer)

/s/ JAY R. STRAUSS                          Chief Legal Officer and Director                         August 13, 2002
---------------------------------------
Jay R. Strauss

/s/ ANDREW H. JOHNSON*                      Chief Accounting Officer                                 August 13, 2002
---------------------------------------
Andrew H. Johnson                           (Principal Accounting Officer)

/s/ CRYSTAL FAULKNER*                       Director                                                 August 13, 2002
---------------------------------------
Crystal Faulkner

/s/ DANIEL J. JESSEE*                       Director                                                 August 13, 2002
---------------------------------------
Daniel J. Jessee

/s/ WILLIAM W. JOHNSTON*                    Director                                                 August 13, 2002
---------------------------------------
William W. Johnston

/s/ ROBERT G. McCREARY III*                 Director                                                 August 13, 2002
---------------------------------------
Robert G. McCreary III

/s/ JOSEPH MANCUSO*                         Director                                                 August 13, 2002
---------------------------------------
Joseph Mancuso

/s/ JAMES D. ROBBINS*                       Director                                                 August 13, 2002
---------------------------------------
James D. Robbins

/s/ THEODORE R. TETZLAFF                    Director                                                 August 13, 2002
---------------------------------------
Theodore R. Tetzlaff

/s/ MICHAEL H. THOMAS*                      Director                                                 August 13, 2002
---------------------------------------
Michael H. Thomas

*By: /s/ S. CASH NICKERSON
     ----------------------------------
S. Cash Nickerson, attorney-in-fact
for each of the persons indicated
