Form 10-Q/A
period 2002-03-30
TEAM AMERICA INC
filed 2002-08-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/A - NO. 1

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of TEAM Mucho, Inc. (the "Company") for the period ended March 30, 2002 is to reflect the Company's restatement of its March 30, 2002 and December 29, 2001 consolidated balance sheets and correspondingly modify any related disclosures. The restatement did not affect revenues or operating results previously reported in the Company's interim financial statements included in its Quarterly Report on Form 10-Q for the period ended March 30, 2002 originally filed with the Securities and Exchange Commission (the "SEC") on May 14, 2002 (the "Original 2002 Quarterly Report").

On April 17, 2002, the Company terminated its former independent public accountant, Arthur Andersen LLP, and engaged as its new independent public accountant, Ernst & Young LLP. Subsequent to engaging Ernst & Young LLP, the Company determined that its prior accounting treatment of its December 29, 2000 issuance of 100,000 Series A Preferred Shares with detachable warrants to purchase 1,481,481 common shares and 600,000 common shares did not comply with generally accepted accounting principles. As a result, the Company has reclassified certain accounts and restated its fiscal 2000 and 2001 consolidated balance sheets and statements of changes in shareholders' equity, its fiscal 2000 consolidated statement of operations and corresponding disclosures. For more information, please see the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 13, 2002, whereby the Company amended and restated in its entirety each item affected by the restatement set forth in its Annual Report on Form 10-K for the year ended December 29, 2001 originally filed with the SEC on March 28, 2002.

As a result of timing and the restatement, the interim financial statements included in the Original 2002 Quarterly Report and this filing have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. The Company is working diligently with its new independent public accountant, Ernst & Young LLP, to have its interim financial statements reviewed. This filing does not reflect events occurring after the filing of the Original 2002 Quarterly Report, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other facts that may affect the Company's future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

If upon completion of the review by Ernst & Young LLP, there is a change in our financial statements included herein, we will promptly file an amendment to this quarterly report.

In conclusion, no auditor has opined that these unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity for the period reported in accordance with generally accepted accounting principles.

                        TEAM MUCHO, INC. AND SUBSIDIARIES

                                 MARCH 30, 2002

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                                   PAGE
                                                                                                                    NO.
                                                                                                                    ---
Item 1.   Financial Statements:

   Explanatory Note ..........................................................................................       2

   Condensed Consolidated Balance Sheets - March 30, 2002 (unaudited)
   and December 29, 2001 (unaudited)..........................................................................       4

   Condensed Consolidated Statements of Operations -- Three-month periods
   ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)............................................       6

   Condensed Consolidated Statements of Cash Flows - Three-month periods
   ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)............................................       7

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Three-month
   period ended March 30, 2002 (unaudited)....................................................................       9

   Notes to Condensed Consolidated Financial Statements.......................................................      10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............      13


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................      18

Signatures....................................................................................................      19



Note: Item 3 of Part I and Items 1 through 5 of Part II are omitted because they are not applicable.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 2002 AND DECEMBER 29, 2001
                           (as restated - see Note 3)
                    (000's omitted except for share amounts)


                                                                                      MARCH 30       DECEMBER 29,
                                                                                        2002            2001
                                                                                     -----------     ------------
                                                                                     (UNAUDITED)      (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                               $    --         $ 1,447
   Receivables:
      Trade, net of allowance for doubtful accounts of
        $322 and $392, respectively                                                     1,314           1,036
      Unbilled revenues                                                                 9,932           9,893
      Other receivables                                                                 1,151           1,404
                                                                                      -------         -------
         Total receivables                                                             12,397          12,333
                                                                                      -------         -------
   Prepaid expenses                                                                     1,945           1,883
   Deferred income tax asset                                                            1,497           1,497
                                                                                      -------         -------
         Total Current Assets                                                          15,839          17,160
                                                                                      -------         -------


PROPERTY AND EQUIPMENT, NET                                                             2,364           2,580
                                                                                      -------         -------

OTHER ASSETS:
   Goodwill, net                                                                       35,173          35,238
   Cash surrender value of life insurance policies                                        402             521
   Deferred income tax asset                                                              784             784
   Other                                                                                3,751           2,561
                                                                                      -------         -------
        Total Other Assets                                                             40,110          39,104
                                                                                      -------         -------
        Total Assets                                                                  $58,313         $58,844
                                                                                      =======         =======

Continued on next page

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 2002 AND DECEMBER 29, 2001
                           (as restated - see Note 3)
                    (000's omitted except for share amounts)


                                                                                MARCH 30,    DECEMBER 29,
                                                                                  2002          2001
                                                                              ------------  ------------
                                                                               (UNAUDITED)   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                        $  2,423    $  2,325
   Checks drawn in excess of bank balances                                          2,903          --
   Debt                                                                             1,306       1,250
   Capital lease obligations                                                          300         296
   Accrued compensation                                                             8,946      10,338
   Accrued payroll taxes and insurance                                              6,041       6,475
   Accrued workers' compensation liability                                          1,634       1,750
   Other accrued expenses                                                           2,543       2,948
                                                                                 --------    --------
      Total Current Liabilities                                                    26,096      25,382
                                                                                 --------    --------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                       8,173       7,799
   Capital lease obligations, less current portion                                    490         547
   Accrued workers' compensation liability, less current portion                    2,568       2,879
   Client deposits                                                                    745         575
   Deferred compensation                                                              434         521
   Other                                                                              609         723
                                                                                 --------    --------
      Total Liabilities                                                            39,115      38,426
                                                                                 --------    --------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                 8,649       8,354
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized,
     10,788,743 issued                                                             43,947      43,947
   Deferred compensation                                                              (18)        (20)
   Accumulated deficit                                                            (18,604)    (17,087)
                                                                                 --------    --------
                                                                                   25,325      26,840
Less - Treasury stock, 2,739,782 shares, at cost                                  (14,776)    (14,776)
                                                                                 --------    --------
         Total Shareholders' Equity                                                10,549      12,064
                                                                                 --------    --------
         Total Liabilities and Shareholders' Equity                              $ 58,313    $ 58,844
                                                                                 ========    ========



See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

                    (000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                                                                 THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                            MARCH 30,          MARCH 31,
                                                                              2002               2001
                                                                         ----------------   ----------------
                                                                           (UNAUDITED)        (UNAUDITED)
REVENUES                                                                    $ 119,117          $ 101,795
                                                                            ---------          ---------

DIRECT COSTS:
   Salaries and wages                                                         100,664             83,654
   Payroll taxes, workers' compensation
      and other direct costs                                                   13,831             14,112
                                                                            ---------          ---------
      Total direct costs                                                      114,495             97,766
                                                                            ---------          ---------
GROSS PROFIT                                                                    4,622              4,029
                                                                            ---------          ---------

OPERATING EXPENSES:
   Administrative salaries                                                      2,822              2,349
   Other selling, general and
      administrative expenses                                                   2,206              1,218
   Restructuring charges                                                           --                 41
   Systems and operations development costs                                       302                 --
   Depreciation and amortization                                                  302                519
                                                                            ---------          ---------
      Total operating expenses                                                  5,632              4,127
                                                                            ---------          ---------
OPERATING LOSS                                                                 (1,010)               (98)
   Interest expense, net                                                         (212)              (142)
                                                                            ---------          ---------
LOSS BEFORE INCOME TAXES                                                       (1,222)              (240)
   Income tax expense                                                              --                (15)
                                                                            ---------          ---------
NET LOSS                                                                       (1,222)              (255)
   Preferred stock dividends                                                     (295)              (253)
                                                                            ---------          ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                $  (1,517)         $    (508)
                                                                            =========          =========

Basic and diluted net loss per common share                                 $   (0.19)         $   (0.07)

Weighted average number of shares used in per share computation                 8,059              6,896



See Notes to Condensed Consolidated Financial Statements.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

                                 (000's omitted)


                                                                                  Three Months Ended
                                                                           ----------------------------------
                                                                              MARCH 30,         MARCH 31,
                                                                                2002              2001
                                                                           ----------------  ----------------
                                                                             (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (1,222)            $   (255)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                          302                  519
          Bad debt expense                                                        60                   --
          Gain in fair market value of derivative                                (42)                  --
          Change in other assets and liabilities                              (3,402)                (519)
                                                                            --------             --------
NET CASH USED IN OPERATING ACTIVITIES                                         (4,304)                (255)
                                                                            --------             --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (109)                (399)
     Cash used in acquisitions of intangible assets                             (300)              (4,250)
     Other                                                                        --                  (41)
                                                                            --------             --------
NET CASH USED IN INVESTING ACTIVITIES                                           (409)              (4,690)
                                                                            --------             --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Check drawn in excess of bank balances                                      2,903                   --
   Proceeds from bank borrowings                                                 750                7,554
   Notes payable and short-term borrowing repaid                                (320)                  --
   Payments on capital lease obligations                                         (67)                  --
   Payment of stock repurchase obligation                                         --              (11,622)
                                                                            --------             --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            3,266               (4,068)
                                                                            --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,447)              (9,013)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                      1,447                   --
                                                                            --------             --------
CASH AND EQUIVALENTS, END OF PERIOD                                         $     --             $ (9,013)
                                                                            ========             ========


Supplemental disclosure of cash flow information:
   Interest paid                                                            $    209             $      9
   Income tax paid, net                                                     $     91             $    134



See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three-month periods ended March 30, 2002 and March 31, 2001, the Company accrued preferred stock dividends payable in-kind equivalent of $295,000 and $253,000, respectively, in connection with the $11,000,000 face value of preferred stock.

During the three-month periods ended March 30, 2002 and March 31, 2001, the Company acquired $14,000 and $30,000, respectively, of property and equipment under capital leases.

During the three month period ended March 31, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

                        TEAM MUCHO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 30, 2002
                           (as restated - see Note 3)
                    (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)


                                                  Common Stock
                                           ----------------------------                 Treasury     Accumulated
                                              Number         Value         Other         Stock        Deficit        Total
                                           -------------- ------------- ------------- ------------- ------------- -------------
Balance at December 29, 2001               10,788,743   $   43,947   $      (20)   $  (14,776)   $  (17,087)   $   12,064
   Amortization of deferred compensation           --           --            2            --            --             2
   Preferred stock dividends                       --           --           --            --          (295)         (295)
   Net loss                                        --           --           --            --        (1,222)       (1,222)
                                           ----------   ----------   ----------    ----------    ----------    ----------
Balance at March 30, 2002                  10,788,743   $   43,947   $      (18)   $  (14,776)   $  (18,604)   $   10,549
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

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements set forth herein should be read in conjunction with the unaudited financial statements contained in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 29, 2001 (the "Amended Annual Report") filed with the Securities and Exchange Commission (the "SEC") on August 13, 2002. The financial statements for the quarter ended March 30, 2002 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of certain of the assets of Strategic Staff Management, Inc. ("SSMI") since the acquisition date (March 1, 2002). The financial statements for the quarter ended March 31, 2001 include the results of TEAM Mucho, Inc. for the entire quarter and the results from the acquisition of Professional Staff Management, Inc. ("PSMI") since the date of acquisition (March 13, 2001).

NOTE 3 - RESTATEMENT

As described in detail in Note 3 to the Company's Amended Annual Report, subsequent to the filing of the Company's original Annual Report on Form 10-K for the year ended December 29, 2001, filed with the SEC on March 28, 2002, and the filing of the Company's original Quarterly Report on Form 10-Q for the period ended March 30, 2002, filed with the SEC on May 7, 2002, the Company determined that its original accounting valuation and treatment for its issuance of 100,000 Series A Preferred Shares with detachable warrants to purchase common shares and common shares on December 28, 2000 did not comply with generally accepted accounting principles. As a result, the Company restated its fiscal 2000 and 2001 condensed consolidated balances sheets and statements of changes in shareholders' equity, its fiscal 2000 condensed statement of operation and corresponding disclosures. The March 30, 2002 condensed consolidated balance sheet and statement of changes in shareholders' equity included herein have been restated to reflect this restatement. The impact of this restatement on the quarter ended March 30, 2002 is as follows (unaudited, in thousands):

                                        As originally
                                          reported              As restated
                                        -------------         ---------------

          Preferred stock, face
            amount $10 million          $   5,913              $  8,649

          Common stock                     45,636                43,947

          Accumulated deficit             (17,557)              (18,604)


NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

Due to the Company's significant working capital deficit and continued pressure on the business as a result of the overall weak national economy, the Company believes it is necessary to raise additional capital in order to execute its growth strategy. The Company has received an unsolicited offer from and is in negotiations with at least one potential equity partner regarding such capital infusion. The Company anticipates a capital infusion before the end of the third quarter of 2002. The anticipated proceeds from this transaction will be used to paydown working capital obligations and invest in corporate technology infrastructure.

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


                                                (000's omitted except for
                                                      share amounts)
                                                   Three Months Ended
                                                        March 31,
                                                           2001
                                               ---------------------------

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


NOTE 9 - CREDIT FACILITY

On March 1, 2002, the Company made a draw of $750,000 against its credit facility in connection with the SSMI transaction. This draw is due in monthly installments of principal in the amount of $12,000 and interest beginning April 1, 2002 and ending June 1, 2007.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 29, 2001, as well as the consolidated financial statements and notes thereto included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The following table presents certain information related to the Company's results of operations for the three months ended March 30, 2002 and March 31, 2001:

                                                (000 omitted except for
                                                      share amounts)
                                         March 30,       March 31,        %
                                           2002             2001        Change
                                         ----------      ---------     -------

Revenues                                $  119,117       $ 101,795        17.0%
Gross Profit                                 4,622           4,029        14.7%
Operating Expenses                           5,632           4,127        36.5%
Operating Loss                              (1,010)            (98)      930.6%
Net Loss                                    (1,222)           (225)      379.2%
Net Loss Attributable to
  Common Shareholders                       (1,517)           (508)      198.6%
Net Loss Per Share
  Attributable to Common
  Shareholders                               (0.19)          (0.07)      171.4%


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

Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 29, 2001 filed with the Securities and Exchange Commission and may be amended from time to time. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many any of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1 Certificate of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certificate of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

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


                                        TEAM MUCHO, INC.


                                        BY: /s/  JOSE C. BLANCO
                                           -------------------------------------
                                           Chief Financial Officer and
                                           Authorized Signing Officer

August 13, 2002