Form 10-Q
period 2002-06-29
TEAM AMERICA INC
filed 2002-08-22
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21533

                               TEAM AMERICA, INC.
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

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (614) 848-3995
(Former Name: TEAM Mucho, Inc., Former Address and Former Fiscal year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

THE INTERIM FINANCIAL STATEMENTS INCLUDED IN THIS QUARTERLY REPORT WERE PREPARED BY THE COMPANY AND HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT AS REQUIRED BY RULE 10-01(d) OF REGULATION S-X.

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON AUGUST 16, 2002 WAS 8,215,628.

                                EXPLANATORY NOTE

On April 17, 2002, the Company terminated its former independent public accountant, Arthur Andersen LLP, and engaged as its new independent public accountant, Ernst & Young LLP. Subsequent to engaging Ernst & Young LLP, the Company determined that its prior accounting treatment of its December 29, 2000 issuance of 100,000 Series A Preferred Shares with detachable warrants to purchase 1,481,481 common shares and 600,000 common shares did not comply with generally accepted accounting principles. As a result, the Company has reclassified certain accounts and restated its fiscal 2000 and 2001 consolidated balance sheets and statements of changes in shareholders' equity, its fiscal 2000 consolidated statement of operations and corresponding disclosures. For more information, please see the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on August 13, 2002, whereby the Company amended and restated in its entirety each item affected by the restatement set forth in its Annual Report on Form 10-K for the year ended December 29, 2001 originally filed with the SEC on March 28, 2002. The Company also filed Amendment No. 1 to Quarterly Report on Form 10-Q/A for the period ended March 30, 2002 on August 13, 2002 to reflect the restatement and reclassifications in its first quarter interim financial statements.

As a result of timing and the restatement, the interim financial statements included in this filing have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. The Company is working diligently with its new independent public accountant, Ernst & Young LLP, to have its interim financial statements reviewed.

If upon completion of the review by Ernst & Young LLP there is a change in our financial statements included herein, we will promptly file an amendment to this quarterly report.

In conclusion, no auditor has opined that these unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity for the periods reported in accordance with generally accepted accounting principles.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                                  JUNE 29, 2002

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                 ---

Item 1.   Financial Statements:

   Explanatory Note...........................................................................................       2

   Condensed Consolidated Balance Sheets - June 29, 2002 (unaudited)
   and December 29, 2001 (unaudited) .........................................................................       4

   Condensed Consolidated Statements of Operations - Three and six-month periods
   ended June 29, 2002 (unaudited) and June 30, 2001 (unaudited)..............................................       6

   Condensed Consolidated Statements of Cash Flows - Six-month periods
   ended June 29, 2002 (unaudited) and June 30, 2001 (unaudited)..............................................       7

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Six-month
   period ended June 29, 2002 (unaudited).....................................................................       9

   Notes to Condensed Consolidated Financial Statements.......................................................      10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............      14


                                              PART II. OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.....................................................................      23

Item 4.   Submission of Matters to a Vote of Security Holders.................................................      23

Item 6.   Exhibits and Reports on Form 8-K....................................................................      24

Signatures....................................................................................................      24



Note: Item 3 of Part I and Items 1 through 3, and Item 5 of Part II are omitted because they are not applicable.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 29, 2002 AND DECEMBER 29, 2001

                      (000's omitted except share amounts)

                                                                                          JUNE 29,    DECEMBER 29,
                                                                                            2002          2001
                                                                                          -------        -------
                                                                                        (UNAUDITED)    (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                   $     -        $ 1,447
   Receivables:
      Trade, net of allowance for doubtful accounts of $277 and $392, respectively          2,203          1,036
      Unbilled revenues                                                                    11,010          9,893
      Other receivables                                                                       675          1,404
                                                                                          -------        -------
         Total Receivables                                                                 13,888         12,333
                                                                                          -------        -------
   Prepaid expenses                                                                           766            600
   Workers' compensation deposits - current                                                 1,016          1,283
   Deferred income tax asset                                                                1,497          1,497
                                                                                          -------        -------
         Total Current Assets                                                              17,167         17,160
                                                                                          -------        -------


PROPERTY AND EQUIPMENT, NET                                                                 2,241          2,580
                                                                                          -------        -------

OTHER ASSETS:
   Goodwill, net                                                                           35,833         35,238
   Other intangible assets, net                                                             1,102            150
   Cash surrender value of life insurance policies                                            437            521
   Deferred income tax asset                                                                  784            784
   Workers' compensation deposits - non current                                             2,612          1,515
   Other                                                                                      871            896
                                                                                          -------        -------
        Total Other Assets                                                                 41,639         39,104
                                                                                          -------        -------
        Total Assets                                                                      $61,047        $58,844
                                                                                          =======        =======

Continued on next page

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 29, 2002 AND DECEMBER 29, 2001

                      (000's omitted except share amounts)

                                                                                              JUNE 29,       DECEMBER 29,
                                                                                                2002             2001
                                                                                              --------         --------
                                                                                             (UNAUDITED)      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                     $  2,383         $  2,325
   Checks drawn in excess of bank balances                                                       2,563                -
   Debt                                                                                          9,106            1,250
   Note payable - related party                                                                  1,500                -
   Capital lease obligations                                                                       309              296
   Accrued compensation                                                                          9,892           10,338
   Accrued payroll taxes and insurance                                                           6,830            6,475
   Accrued workers' compensation liability                                                       1,454            1,750
   Other accrued expenses                                                                        3,462            2,948
                                                                                              --------         --------
      Total Current Liabilities                                                                 37,499           25,382
                                                                                              --------         --------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                                        -            7,799
   Capital lease obligations, less current portion                                                 406              547
   Accrued workers' compensation liability, less current portion                                 2,307            2,879
   Client deposits                                                                                 816              575
   Deferred compensation                                                                           438              521
   Other                                                                                           621              723
                                                                                              --------         --------
      Total Liabilities                                                                         42,087           38,426
                                                                                              --------         --------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                              8,926            8,354
                                                                                              --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,955,410 and 10,788,743
      issued at June 29, 2002 and December 29, 2001, respectively                               44,552           43,947
   Deferred compensation                                                                           (15)             (20)
   Accumulated deficit                                                                         (19,727)         (17,087)
                                                                                              --------         --------
                                                                                                24,810           26,840
Less - Treasury stock, 2,739,782 shares, at cost                                               (14,776)         (14,776)
                                                                                              --------         --------
         Total Shareholders' Equity                                                             10,034           12,064
                                                                                              --------         --------
         Total Liabilities and Shareholders' Equity                                           $ 61,047         $ 58,844
                                                                                              ========         ========

See Notes to Condensed Consolidated Financial Statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

               (000'S OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     ---------------------------------------------------------
                                                                      JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                                        2002            2001            2002            2001
                                                                     ---------       ---------       ---------       ---------
                                                                     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

REVENUES                                                             $ 119,208       $ 123,130       $ 238,325       $ 224,925
                                                                     ---------       ---------       ---------       ---------

DIRECT COSTS:
   Salaries and wages                                                   98,945         102,670         199,609         186,324
   Payroll taxes, workers' compensation
      and other direct costs                                            15,104          15,199          28,935          29,311
                                                                     ---------       ---------       ---------       ---------
      Total direct costs                                               114,049         117,869         228,544         215,635
                                                                     ---------       ---------       ---------       ---------
GROSS PROFIT                                                             5,159           5,261           9,781           9,290
                                                                     ---------       ---------       ---------       ---------

OPERATING EXPENSES:
   Administrative salaries                                               2,904           2,723           5,726           5,072
   Other selling, general and administrative expenses                    1,895           1,788           4,101           3,006
   Restructuring charges                                                   241              34             241              75
   Systems and operations development costs                                  -               -             302               -
   Depreciation and amortization                                           365             648             667           1,167
                                                                     ---------       ---------       ---------       ---------
      Total operating expenses                                           5,405           5,193          11,037           9,320
                                                                     ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                                   (246)             68          (1,256)            (30)
   Interest expense, net                                                  (538)           (254)           (750)           (396)
                                                                     ---------       ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                                                  (784)           (186)         (2,006)           (426)
   Income tax expense                                                      (37)            (21)            (37)            (36)
                                                                     ---------       ---------       ---------       ---------
NET LOSS                                                                  (821)           (207)         (2,043)           (462)
   Preferred stock dividends                                              (302)           (271)           (597)           (524)
                                                                     ---------       ---------       ---------       ---------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $  (1,123)      $    (478)      $  (2,640)      $    (986)
                                                                     =========       =========       =========       =========

Basic and diluted net loss per common share                          $   (0.14)      $   (0.07)      $   (0.33)      $   (0.14)

Weighted average number of shares used in per share computation          8,197           6,955           8,123           6,926

See Notes to Condensed Consolidated Financial Statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

                                 (000's omitted)

                                                                            Six Months Ended
                                                                      ----------------------------
                                                                        JUNE 29,         JUNE 30,
                                                                          2002             2001
                                                                      -----------      -----------
                                                                      (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (2,043)        $   (462)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                      667            1,167
          Bad debt expense                                                   119                -
          Amortization of financing costs, warrants                           85                -
          Loss in fair market value of derivative                             38                -
          Change in other assets and liabilities                          (4,072)          (1,334)
                                                                        --------         --------
NET CASH USED IN OPERATING ACTIVITIES                                     (5,206)            (629)
                                                                        --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (144)            (689)
     Cash used in acquisitions of intangible assets                         (550)          (4,250)
                                                                        --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                       (694)          (4,939)
                                                                        --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Checks drawn in excess of bank balances                                 2,563                -
   Proceeds from bank borrowings                                             750            8,250
   Proceeds from short term borrowing - related party                      1,500                -
   Notes payable and short-term borrowing repaid                            (693)            (193)
   Proceeds from issuance of common stock                                    500                -
   Payments on capital lease obligations                                    (142)               -
   Payment of stock repurchase obligation                                      -          (11,622)
   Other financing costs                                                     (25)               -
                                                                        --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        4,453           (3,565)
                                                                        --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,447)          (9,133)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  1,447           10,925
                                                                        --------         --------
CASH AND EQUIVALENTS, END OF PERIOD                                     $      -         $  1,792
                                                                        ========         ========


Supplemental disclosure of cash flow information:
   Interest paid                                                        $    580         $    254
   Income tax paid, net                                                 $     15         $    516

See Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six-month periods ended June 29, 2002 and June 30, 2001, the Company accrued preferred stock dividends payable in-kind equivalent of $597,000 and $524,000, respectively, in connection with the $11,000,000 face value of preferred stock.

During the six-month period ended June 29, 2002, the Company acquired $14,000 of property and equipment under capital leases.

During the six-month period ended June 30, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

During the six-month period ended June 29, 2002, the Company acquired certain assets of Inovis Corporation. In connection with the transaction, the Company recorded $104,000 of property and equipment, $605,000 of other intangible assets and $491,000 of goodwill and assumed liabilities of $50,000.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 29, 2002

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                        Common Stock
                                                 ---------------------------                  Treasury    Accumulated
                                                    Number         Value         Other         Stock         Deficit        Total
                                                 -------------- ------------  ------------  ------------  ------------  ------------

Balance at December 29, 2001                        10,788,743     $ 43,947         $ (20)    $ (14,776)    $ (17,087)     $ 12,064
   Issuance of common stock                            166,667          500             -             -             -           500
   Issuance of warrants to purchase common stock             -          105             -             -             -           105
   Amortization of deferred compensation                     -            -             5             -             -             5
   Preferred stock dividends                                 -            -             -             -          (597)         (597)
   Net loss                                                  -            -             -             -        (2,043)       (2,043)
                                                 -------------- ------------  ------------  ------------  ------------  ------------
Balance at June 29, 2002                            10,955,410     $ 44,552         $ (15)    $ (14,776)    $ (19,727)     $ 10,034
                                                 ============== ============  ============  ============  ============  ============


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM America, Inc. (the "Company"), (formerly known as TEAM Mucho, Inc.), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM America is a provider of Professional Employment Organization ("PEO") services in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee, Mississippi and California. TEAM America's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

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

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements set forth herein should be read in conjunction with the unaudited financial statements contained in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 29, 2001 (the "Amended Annual Report") filed with the Securities and Exchange Commission (the "SEC") on August 13, 2002. The financial statements for the six months ended June 29, 2002 include the results of TEAM America, Inc. for the period and the results from the acquisition of certain of the assets of Strategic Staff Management, Inc. ("SSMI") since the date of acquisition (March 1, 2002) and of Inovis Corporation ("Inovis") since the date of acquisition (May 1, 2002). The financial statements for the six months ended June 30, 2001 include the results of TEAM America, Inc. for the entire quarter and the results from the acquisition of Professional Staff Management, Inc. ("PSMI") since the date of acquisition (March 13, 2001). In the opinion of management, such financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. However, such financial statements do not include any adjustments relating to matters discussed in NOTE 4, other than the reclassification of debt to current liabilities.

NOTE 3 - DELAY IN FILING QUARTERLY REPORT

On August 14, 2002, the Company filed a Notification of Late Filing relating to its Quarterly Report for the quarter ended June 29, 2002. At that time, the Company was unable to file its quarterly report due to the significance of ongoing discussions between the Company, its senior lenders and its Series A Preferred Shareholders. On August 17, 2002, the Company's Board of Directors authorized management to take the necessary actions to complete these transactions.

NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

As of June 29, 2002, the Company was in violation of the current ratio and senior debt leverage ratio requirements of its credit facility. The Company's banks have not (as of August 22, 2002) issued a notice of default as a result of the noted debt covenant violations. Should a notice of default be issued, the banks could request the following:

         - Termination of commitments and obligations to issue letters of credit under the credit agreement.
         - Declaration of all obligations, including the entire unpaid principal, all unpaid interest accrued thereon and all other sums payable by the Company under the credit agreement, including letter of credit, to be immediately due and payable.

As a result of the covenant violations, the Company's debt outstanding under the senior credit facility is classified in the Company's balance sheet as a current liability at June 29, 2002.

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility, the Company would than be in default of its Series A Preferred Securities Purchase Agreement, and the holder of the preferred shares would have the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount that would have been recorded had the previously declared dividends at 9.75% been accrued at 20%.

In addition to the above, the $1,500,000 Note Payable - Related Party (Series A Preferred Shareholder) was due on August 9, 2002. This note has not been paid.

The Company is currently in negotiations with its banks and its Series A Preferred Shareholders regarding additional capital infusion, a waiver of covenant violations and amendments to its credit facility and note payable - related party and Series A Preferred Shares.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity partner. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. Management is in continuing discussions with the potential equity partner. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. As a result of its discussions with its banks and Series A Preferred Shareholders, as well as other interested parties, management anticipates a capital infusion before the end of 2002. Proceeds from any capital transaction will be used for general corporate purposes, primarily the pay down of the working capital deficit.

There can be no guarantee that any such capital infusion will be completed, accordingly management is evaluating other potential financial arrangements. Failure by the Company to raise additional capital will result in a material adverse affect on the future financial condition and future results of operations of the Company.

NOTE 5 - ACQUISITIONS AND OTHER TRANSACTIONS

On March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. Cash and stock consideration of $6,575,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock of TEAM America, Inc. (74,074 shares with a fair market value of $241,000 at the date of the acquisition), convertible preferred stock with a face amount of $1,000,000 and warrants and direct expenses of $84,000. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,660,000 was recorded related to this transaction and during the period ended March 31, 2001 was being amortized over 20 years. Effective December 30, 2001, the Company ceased amortizing goodwill in accordance with new accounting pronouncements (see NOTE 6).

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of SSMI. The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The purchase price was allocated to the assets acquired based on their relative fair values. In connection with this transaction, the Company recorded $426,000 of intangible assets related to customer relationships, which is being amortized over seven years, the estimated useful life of such relationships and $50,000 in a non-compete agreement which is being amortized over five years, the term of the agreement. On May 1, 2002, the Company purchased certain assets of Inovis. Under the terms of this transaction, the Company is required to pay the greater of $1,150,000 (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Additionally, the Company agreed to assume $50,000 of liabilities. Inovis is based in Atlanta, Georgia and has clients throughout the United States, but primarily concentrated in Georgia. Inovis' total revenue for its fiscal year ended June 30, 2001 was approximately $109,761,000.

The Company paid $250,000 at closing and recorded an account payable to Inovis of $950,000. The $950,000 is classified as a current liability and included in other accrued expenses on the accompanying balance sheet. In connection with this transaction, the Company recorded $104,000 of property and equipment, $605,000 of customer contracts/relationships and $491,000 of goodwill. The customer contracts/relationships are included in other intangibles in the accompanying balance sheet and are being amortized over the estimated useful life of the contracts/relationship of seven years. The amortization expense is being recorded based on the relative amounts of estimated annual cash flows over the life of the contracts/relationships.

NOTE 6 - ACCOUNTING POLICIES

Goodwill

Effective July 1, 2001 and December 30, 2001, respectively, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and the transitional impairment test in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized under the provisions of the transitional impairment test. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to operations (see NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION).

Had the Company adopted this statement as of the beginning of 2001, $450,000 and $801,000 of amortization expense would not have been recognized and net loss would have decreased by $450,000 and $801,000 and loss per share attributable to common shareholders would have decreased by $0.06 and $0.12 for the three and six months ended June 30, 2001, respectively.

Contingencies

At June 29, 2002, the Company has recorded a $360,000 reserve for certain tax related contingencies. The estimated amount of possible loss in excess of these reserves is $240,000.

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

NOTE 7 - LOSS PER SHARE

Loss per share was determined in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

NOTE 8 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three and six-month periods ended June 29, 2002 and June 30, 2001.

The pro-forma results of operations for the three and six-month periods ended June 29, 2002 and June 30, 2001 include the unaudited results of the Company and the pro-forma results of PSMI and Inovis as if they were acquired by the Company as of January 1, 2001. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

                                                                  (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended                    Six Months Ended
                                                      ---------------------------         ---------------------------
                                                       June 29,          June 30,          June 29,          June 30,
                                                         2002              2001              2002              2001
                                                      ---------         ---------         ---------         ---------

Revenues                                              $ 125,595         $ 151,758         $ 268,879         $ 305,641

Net loss                                                 (1,099)             (141)           (2,169)             (302)

Net loss attributable to common shareholders             (1,401)             (412)           (2,766)             (846)

Net loss per common share:
   Basic                                              $   (0.17)        $   (0.06)        $   (0.34)        $   (0.11)
   Diluted                                                (0.17)            (0.06)            (0.34)            (0.11)
Weighted average number of shares outstanding:
   Basic                                                  8,197             6,955             8,123             6,955
   Diluted                                                8,197             6,955             8,123             6,955


NOTE 9 - CREDIT FACILITY

On March 1, 2002, the Company made a draw of $750,000 against its credit facility in connection with the SSMI transaction. This draw is due in monthly installments of principal in the amount of $12,000 and interest beginning April 1, 2002.

In connection with this funding, the total credit facility was reduced from $18,000,000 to $14,000,000. As of June 29, 2002, the Company has the following outstanding obligations under this facility (000's omitted):

                        Notes Payable            $ 9,106
                        Letters of Credit            914
                                                 -------
                                                 $10,020
                                                 =======



At June 29, 2002, the Company was not in compliance with the current ratio requirement and the senior debt leverage ratio requirement under the terms of its credit agreement. The Company is currently in negotiations with its lenders to restructure its credit facility. As the Company has not yet received a waiver from its lenders regarding these covenant violations, the debt under the Credit Agreement has been classified as a current liability as of June 29, 2002. The Company is current on all principal and interest payments under the Credit Agreement (see NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION).

NOTE 10  - RESTRUCTURING CHARGES

During the second quarter 2002, the Company began to restructure its operations in order to obtain necessary efficiencies throughout the organization. This restructuring included reducing corporate headcount and relocating several key individuals to its Columbus, Ohio headquarters. A summary of expenses included in restructuring costs for the six months ended June 29, 2002 in the accompanying statement of operations is as follows (000's omitted):

                         Relocation costs          $127
                         Employee severance         115
                                                   ----
                                                   $242
                                                   ====



As of June 29, 2002, $71,000 related to employee severance and $66,000 related to relocation costs are included in accrued expenses.

NOTE 11 - INCOME TAXES

At December 29, 2001, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $12,000,000. Certain of these NOL's are subject to annual limits and begin to expire in 2019. At June 29, 2002, the provision for income taxes includes state and local income taxes not subject to state operating loss carryforwards.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock of the Company at $3.00 per share for a total purchase price of $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest of 15% per annum. In connection with this transaction, the Company issued a warrant to the Purchaser to purchase 100,000 shares of common stock at $3.00 per share. Certain officers and shareholders of the Company have guaranteed the repayment of $500,000 of this note.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has operated as a Professional Employer Organization ("PEO") actively since 1986 as TEAM America. The Company participated in a reverse merger with Mucho.com (Lafayette, CA) on December 28, 2000, which operated as an Online Business Center ("OBC") beginning in July 1999.

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

Direct costs of services are reflected in the Company's Statement of Operations as "direct costs" and are reflective of the type of revenue being generated. Direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. The Company primarily maintains two workers' compensation programs. One covers the Ohio worksite employees co-employed by the Company through the Ohio Bureau of Workers' Compensation program and the other covers the Company's worksite employees co-employed by TEAM America located outside the state of Ohio or all-other-states ("AOS"). The Company does not provide workers' compensation to non-employees of the Company. The AOS workers' compensation program insurance provider is The Hartford Insurance Company (Hartford) which provides coverage for substantially all of the Company's worksite and corporate employees outside the state of Ohio.

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

As of June 29, 2002, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs included in the client's contractual rate, the Company may be unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

The Company maintains group insurance programs for all its worksite employees nationwide, which include medical, dental, life, short-term disability, long-term disability and vision care coverage. All of the Company's insurance programs are conventionally insured where the maximum cost represents the premium paid to the insurance carrier.

The Company's principal insurance carriers include United HealthCare, Ameritas, Intermountain Health Care, Sierra Health Systems, Blue Cross and Blue Shield of California, Blue Cross and Blue Shield of Georgia, Blue Cross and Blue Shield of Idaho and Lifewise of Oregon.

The Company has finalized all of its rate actions for the 2002 fiscal year. These rate increases or decreases were well below the national average and ranged from a rate decrease of 3% to a rate increase up to 13% in all of the Company's core markets. The reason for the reduced levels of rate increases were attributable to changes in the plan designs and a more thorough medical underwriting process, which began the middle of 2001.

Effective March 13, 2001, the Company acquired Professional Staff Management, Inc. ("PSMI"), a PEO based in Salt Lake City with offices in San Diego, Columbus, Cincinnati, and Las Vegas. Under the terms of the purchase agreement, the Company acquired substantially all of the assets for $4,250,000 in cash, $1,000,000 of seller financing supported by a letter of credit which was drawn between September 2001 and June 2002, $1,000,000 in TEAM America Series A Preferred Stock and $241,000 in TEAM America common stock. The transaction was valued at approximately $6,491,000. The Company also incurred $84,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $6,575,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of operations since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition.

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of Strategic Staff Management, Inc. ("SSMI"). The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The purchase price was allocated to the assets acquired based on their relative fair values. In connection with this transaction, the Company recorded $426,000 of intangible assets related to customer relationships, which is being amortized over seven years, the estimated useful life of such relationships and $50,000 for a non-compete agreement which is being amortized over five years, the term of the agreement.

On May 1, 2002, the Company purchased certain assets of Inovis Corporation ("Inovis"). Under the terms of this transaction, the Company is required to pay the greater of $1,150,000 (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Additionally, the Company agreed to assume $50,000 of liabilities. Inovis is based in Atlanta, Georgia and has clients throughout the United States, but primarily concentrated in Georgia. Inovis' total revenue for its fiscal year ended June 30, 2001 was approximately $109,761,000.

The Company paid $250,000 at closing and recorded an account payable to Inovis of $950,000. The $950,000 is classified as a current liability and included in other accrued expenses on the accompanying balance sheet. In connection with this transaction, the Company recorded $104,000 of property and equipment, $605,000 of customer contracts/relationships and $491,000 of goodwill. The customer contracts/relationships are included in other intangibles in the accompanying balance sheet and are being amortized over the estimated useful life of the contracts/relationship of seven years. The amortization expense is being recorded based on the relative amounts of estimated annual cash flows over the life of the contracts/relationships.

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

The Company bills its clients for workers' compensation and unemployment costs at rates which vary by client based upon the clients' claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment, (ii) to cover the Company's costs of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment that relates to changes in direct costs is effective as of the date of the changes, and all changes require 30 days' prior notice to the client.

WORKERS' COMPENSATION. The Company has maintained a self-insured workers' compensation program for its Ohio employees since July 1999 and has a high retention workers' compensation policy covering most of its non-Ohio employees. The Company records workers' compensation expense based on the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported (IBNR) claims. Under the Ohio Self-Insurance Program, the Company is self-funded up to $250,000 per occurrence and purchases private insurance for individual claims in excess of that amount. Effective January 1, 2002, the Company purchased excess loss coverage for individual claims that exceed $500,000 through The Hartford Insurance Company. As of June 1, 2002, the Company obtained coverage for its Ohio employees through the Ohio Bureau of Workers' Compensation Program.

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $500,000 for the first two occurrences and $250,000 per occurrence thereafter. For the insurance program covering the periods July 1, 1999 through September 30, 2000, October 1, 2000 through December 31, 2001 and January 1, 2002 through December 31, 2002, the aggregate caps were $4,176,000, $4,950,000 and $9,000,000, respectively.

In addition to providing the claims expense under the plan, as described above, the Company is required to "pre-fund" a portion of the estimated claims under the non-Ohio program. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods in the insurance contract to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding. As of June 29, 2002, the Company has recorded prefunded amounts to its carrier of $3,628,000 of which $1,016,000 is included in current assets and $2,612,000 is included in non-current assets.

Goodwill

Effective July 1, 2001 and December 30, 2001, respectively, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and the transitional impairment test in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized under the provisions of the transitional impairment test. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to operations (see NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION).

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 2001 Annual Report on Form 10-K/A, as well as the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The following table presents certain information related to the Company's results of operations for the three months ended June 29, 2002 and June 30, 2001:

                                                     (000'S OMITTED EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                                             June 29,        June 30,           %
                                                               2002            2001           Change
                                                             --------        --------       ---------
Revenues                                                    $ 119,208       $ 123,130         -3.19%
Gross Profit                                                    5,159           5,261         -1.94%
Operating Expenses                                              5,405           5,193          4.08%
Operating Income (Loss)                                          (246)             68       -461.76%
Net Loss                                                         (821)           (207)      -296.62%
Net Loss Attributable to Common Shareholders                   (1,123)           (478)      -134.94%
Net Loss Per Share Attributable to Common Shareholders          (0.14)          (0.07)      -100.00%




REVENUES

Consolidated revenues were $119,208,000 for the three months ended June 29, 2002 compared to $123,130,000 for the three months ended June 30, 2001. The decrease of $3,922,000 is attributable to the following:

         - The incremental clients associated with the SSMI transaction contributed $5,816,000 to the increase and the incremental clients associated with the Inovis transaction contributed $15,771,000.

         - Total revenue, excluding the items discussed above, decreased to $97,621,000 for the three months ended June 29, 2002 from $123,130,000, resulting in an aggregate decrease in revenue of $25,509,000. This lower revenue is a result of the combination of the Company's efforts during 2001 to focus its efforts on clients with lower risk and higher margin, as well as the overall impact of the nationwide economic downturn experienced in 2001 and into 2002 which has resulted in many of the Company's clients reducing payroll and/or postponing planned expansions.

DIRECT COSTS/GROSS PROFIT

For the three months ended June 29, 2002, direct costs were $114,094,000, or 95.71% of revenues, compared to direct costs of $117,869,000, or 95.73% of revenues, for the three months ended June 30, 2001. Gross profit for the three months ended June 29, 2002 was $5,159,000, or 4.29% of revenues, compared to $5,261,000, or 4.27% of revenues, for the three months ended June 30, 2001.

OPERATING EXPENSES

For the three months ended June 29, 2002, consolidated operating expenses were $5,405,000, or 4.53% of revenues, compared to $5,193,000, or 4.22% of revenues, for the three months ended June 30, 2001. This increase of $212,000 is due to an increase in corporate payroll and payroll related expenses of $181,000, other selling, general and administrative expenses of $107,000, restructuring expenses of $207,000, and depreciation expense of $97,000, partially offset by a reduction in amortization expense of $384,000.

OPERATING LOSS

For the three months ended June 29, 2002 consolidated operating loss was $246,000 compared to consolidated operating income of $68,000 for the three months ended June 30, 2001. This change is primarily a result of the changes in operating expenses discussed above.

INTEREST EXPENSE

For the three months ended June 29, 2002 net interest expense was $538,000 compared to $254,000 for the three months ended June 30, 2001. The increase in net interest expense is due to an increase in interest on bank debt of $30,000, interest expense on the bridge note of $56,000 and amortization of deferred financing fees associated with warrants issued in connection with the bridge note of $85,000, a loss due to change in fair value of interest swap instrument of $81,000, an increase in interest due to capital leases of $17,000 and a decrease in interest income of $15,000, resulting in an increase in interest expense, net of $284,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility. The increase in interest due to capital leases is due to computer equipment purchased during 2001 under capital leases.

INCOME TAX EXPENSE

For the three months ended June 29, 2002 and June 30, 2001, respectively, no provision for federal income taxes has been recorded. The provision for income taxes relates to certain state and local income taxes.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the three months ended June 29, 2002 was $821,000 compared to a net loss of $207,000 for the three months ended June 30, 2001. During the three months ended June 29, 2002 and June 30, 2001 the Company recorded preferred stock dividends of $302,000 and $271,000, respectively, contributing to net loss attributable to common shareholders of $1,123,000, or $0.14 per share, and $478,000, or $0.07 per share, respectively.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the three months ended June 29, 2002 and June 30, 2001, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The following table presents certain information related to the Company's results of operations for the six months ended June 29, 2002 and June 30, 2001:

                                                            (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)
                                                            June 29,         June 30,          %
                                                              2002             2001          Change
                                                            ---------       ---------       ---------

Revenues                                                    $ 238,325       $ 224,925           5.96%
Gross Profit                                                    9,781           9,290           5.29%
Operating Expenses                                             11,037           9,320          18.42%
Operating Income (Loss)                                        (1,256)            (30)      -4086.67%
Net Loss                                                       (2,043)           (462)       -342.21%
Net Loss Attributable to Common Shareholders                   (2,640)           (986)       -167.75%
Net Loss Per Share Attributable to Common Shareholders          (0.33)          (0.14)       -135.71%

REVENUES

Consolidated revenues were $238,325,000 for the six months ended June 29, 2002 compared to $224,925,000 for the six months ended June 30, 2001. The increase of $13,400,000 is attributable to the following:

         - The inclusion of PSMI for the entire period ended June 29, 2002. PSMI revenues included in the period ended June 29, 2002 were $45,131,000 compared to $41,778,000 in the period ended June 30, 2001, contributing $3,353,000 to the net increase in revenues.

         - The incremental clients associated with the SSMI transaction contributed $8,324,000 to the increase and the incremental clients associated with the Inovis transaction contributed $15,771,000.

         - Certain clients paid bonuses of approximately $20,056,000 during the period ended June 29, 2002. These clients did not pay comparable bonuses during the period ended June 30, 2001, therefore such revenue was incremental for the June 29, 2002 period.

         - Total revenue, excluding the items discussed above, decreased to $149,043,000 for the period ended June 29, 2002 from $183,147,000, reducing the aggregate increase in revenue by $34,104,000. This lower revenue is a result of the combination of the Company's efforts during 2001 to focus its efforts on clients with lower risk and higher margin, as well as the overall impact of the nationwide economic downturn experienced in 2001 and into 2002 which has resulted in many of the Company's clients reducing payroll and/or postponing planned expansions.

DIRECT COSTS/GROSS PROFIT

For the six months ended June 29, 2002, direct costs were $228,544,000, or 95.90% of revenues, compared to direct costs of $215,635,000, or 95.87% of revenues, for the six months ended June 30, 2001. Gross profit for the six months ended June 29, 2002 was $9,781,000, or 4.10% of revenues, compared to $9,290,000, or 4.13% of revenues, for the six months ended June 30, 2001. The gross profit as a percent of revenues for the six months ended June 29, 2002 is impacted by the $20,056,000 of bonuses discussed above, as the Company recognized only its normal payroll margin on these amounts. Accordingly, the gross profit as a percent of revenue would be 4.48% after excluding such incremental revenue.

OPERATING EXPENSES

For the six months ended June 29, 2002, consolidated operating expenses were $11,037,000, or 4.63% of revenues, compared to $9,320,000, or 4.14% of revenues, for the six months ended June 30, 2001. This increase of $1,717,000 is due to an increase in corporate payroll and payroll related expenses of $654,000, other selling, general and administrative expenses of $1,095,000, systems and operations development expenses of $302,000, and depreciation expense of $194,000, partially offset by a reduction in amortization expense of $705,000.

OPERATING LOSS

For the six months ended June 29, 2002 consolidated operating loss was $1,256,000 compared to a consolidated operating loss of $30,000 for the six months ended June 30, 2001. The increase in operating loss is a result of the changes in gross profit and operating expenses discussed above.

INTEREST EXPENSE

For the six months ended June 29, 2002, net interest expense was $750,000 compared to $396,000 for the six months ended June 30, 2001. The increase in net interest expense is due to an increase in interest on bank debt of $118,000, interest expense on the bridge note of $56,000 and amortization of financing costs associated with warrants issued in connection with the bridge note of $85,000, a loss due to change in fair value of interest rate swap instrument of $38,000, increase in interest due to capital leases of $32,000 and a decrease in interest income of $25,000, resulting in an increase in net interest expense of $354,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility. The increase in interest due to capital leases is due to computer equipment purchased during 2001 under capital leases.

INCOME TAX EXPENSE

For the six months ended June 29, 2002 and June 30, 2001, respectively, no provision for federal income taxes has been recorded. The provision for income taxes relates to certain state and local income taxes.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the six months ended June 29, 2002 was $2,043,000 compared to a net loss of $462,000 for the six months ended June 30, 2001. During the six months ended June 29, 2002 and June 30, 2001 the Company recorded preferred stock dividends of $597,000 and $524,000, respectively, contributing to net loss attributable to common shareholders of $2,640,000, or $0.33 per share and $986,000, or $0.14 per share, respectively.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the six months ended June 29, 2002 and June 30, 2001, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5,206,000 for the six months ended June 29, 2002 compared to $629,000 for the six months ended June 30, 2001, or a $4,577,000 increase in cash used in operating activities.

Net cash used in investing activities was $694,000 for the six months ended June 29, 2002 compared to $4,939,000 for the six months ended June 30, 2001. The primary use of cash for investing activities during the six months ended June 29, 2002 was $300,000 for the acquisition of customer relationship rights from SSMI and a related non-compete agreement and $250,000 for the acquisition of certain assets of Inovis. During the six months ended June 30, 2001, the Company purchased PSMI, which used $4,250,000 of cash. Property and equipment additions during the six months ended June 29, 2002 were funded primarily through capital leases. During the period ended June 30, 2001, the Company purchased $689,000 of property and equipment.

Net cash provided by financing activities during the six months ended June 29, 2002 was $4,453,000, compared to net cash used in financing activities during the six months ended June 30, 2001 of $3,565,000. The net cash provided by financing activities during the six months ended June 29, 2002 was primarily from $2,563,000 from checks drawn in excess of bank balances, $750,000 from borrowing under the Company's acquisition credit facility, $1,500,000 under the bridge note and $500,000 from the issuance of common stock partially offset by repayments of bank notes of $693,000 and capital lease obligations of $142,000. The checks drawn in excess of bank balances is primarily a timing function related to the Company's cash inflows from clients being distributed between electronic payments and cash payments and the majority of client related cash outflows being paid electronically. The Company has recently implemented a process to convert clients to electronic payment methods. The $750,000 borrowed under the Company's credit facility was used for the SSMI transaction. The net cash flow used in financing activities for the six months ended June 30, 2001 was due to the payment of $11,622,000 in connection with a stock repurchase obligation related to the Mucho.com reverse acquisition of TEAM America, offset by $8,250,000 borrowed under the Company's credit facility.

In connection with the borrowing of $750,000 in March 2002, the Company and its lenders agreed to temporarily reduce the Credit Facility from $18,000,000 to $14,000,000. As of June 29, 2002 the Company had outstanding loans against the facility of $9,106,000 and outstanding letters of credit of $914,000.

As a result of the SSMI transaction and the Inovis transaction completed March 1, 2002 and May 1, 2002, respectively, the Company has added incremental gross margin to its operations which contributes to cash flow from operations. In addition to the incremental gross margin from these transactions, the Company is continually evaluating its operating expenses and is in the process of implementing various cost savings measures, including the containment of corporate payroll costs.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock for $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest at 15% per annum.

As of June 29, 2002, the Company was in violation of the current ratio and senior debt leverage ratio requirements of its credit facility. The Company's banks have not (as of August 22, 2002) issued a notice of default as a result of the noted debt covenant violations. Should a notice of default be issued, the banks could request the following:

         - Termination of commitments and obligations to issue letters of credit under the credit agreement.
         - Declaration of all obligations, including the entire unpaid principal, all unpaid interest accrued thereon and all other sums payable by the Company under the credit agreement, including letter of credit, to be immediately due and payable.

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility, the Company would then be in default of its Series A Preferred Securities Purchase Agreement, and the holders of the preferred shares would have the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount that would have been recorded had the previously declared dividends at 9.75% been accrued at 20%.

In addition to the above, the $1,500,000 Note Payable - Related Party (Series A Preferred Shareholder) was due on August 9, 2002. This note has not been paid.

The Company is currently in negotiations with its banks and its Series A Preferred Shareholders regarding additional capital infusion, a waiver of covenant violations and amendments to its credit facility and note payable - related party and Series A Preferred Shares.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity partner. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. Management is in continuing discussions with the party. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. As a result of its discussions with its banks and Series A Preferred Shareholders, as well as other interested parties, management anticipates a capital infusion before the end of 2002. Proceeds from any capital transaction will be used for general corporate purposes, primarily the pay down of the working capital deficit.

There can be no guarantee that any such capital infusion will be completed, accordingly management is evaluating other potential financial arrangements. Failure by the Company to raise additional capital will result in a material adverse affect on the future financial condition and future results of operations of the Company.

GOODWILL

Effective July 1, 2001 and December 30, 2001, respectively, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and the transitional impairment test in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized under the provisions of the transitional impairment test. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to operations (see NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION).

Had the Company adopted this statement as of the beginning of 2001, $450,000 and $801,000 of amortization expense would not have been recognized and net loss would have decreased by $450,000 and $801,000 and loss per share attributable to common shareholders would have decreased by $0.06 and $0.12 for the three and six months ended June 30, 2001, respectively.

CONTINGENCIES

At June 29, 2002, the Company has recorded a $360,000 reserve for certain tax related contingencies. The estimated amount of possible loss in excess of these reserves is $240,000.

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