Form 10-Q/A
period 2002-06-29
TEAM AMERICA INC
filed 2002-08-23
CIK 860235

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

                          EXPLANATORY NOTE - AMENDMENT

The Company's August 22, 2002 filing of Form 10-Q on EDGAR for the period ended June 29, 2002 (the "Second Quarter 10-Q") did not include edits of information provided by the Company to its printer (a third-party service provider) in the version submitted to the Securities and Exchange Commission by the printer via electronic filing. This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely for the purpose of including the omitted edits. The entire First Quarter 10-Q is hereby deleted in its entirety and the following is substituted therefor.


              EXPLANATORY NOTE - RESTATEMENT AND AUDITOR'S REVIEW

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

Although the Company has retained Ernst & Young as its new independent accountant, due to the restatements and Arthur Andersen's inability to certify such restatements, Ernst & Young is unable to complete its review of the interim financial statements included herein until it has completed audits for fiscal 2000 and fiscal 2001.

As a result the interim financial statements included in this filing have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. The Company is working diligently with Ernst & Young to have its interim financial statements reviewed.

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



Note: Item 3 of Part I and Items 1, 2 and 5 of Part II are omitted because they are not applicable.

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

                     (000'S OMITTED EXCEPT SHARE AMOUNTS)

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

NOTE 3 - DELAY IN FILING QUARTERLY REPORT

On August 14, 2002, the Company filed a Notification of Late Filing relating to its Quarterly Report for the quarter ended June 29, 2002. At that time, the Company was unable to file its quarterly report due to the significance of ongoing discussions between the Company, its senior lenders and its Series A Preferred Shareholders. On August 17, 2002, the Company's Board of Directors authorized management to take the necessary actions to continue these discussions and complete any related transactions.

NOTE 4 - LIQUIDITY AND FINANCIAL CONDITION

As of June 29, 2002, the Company was in violation of the current ratio and senior debt leverage ratio requirements of its credit facility. The Company's banks have not (as of August 23, 2002) issued a notice of default as a result of the noted debt covenant violations. Should a notice of default be issued, the banks could request the following:

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

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility, the Company would then be in default of its Series A Preferred Securities Purchase Agreement. As a result the holder of these preferred shares would have certain rights under this agreement, including the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount equal to what would have been recorded had all previously declared dividends at 9.75% been accrued at 20%.

In addition to the above, the $1,500,000 Note Payable - Related Party (Series A Preferred Shareholder) was due on August 9, 2002. As of August 23, 2002, this note had not been paid (See NOTE 12).

The Company is currently in negotiations with its banks and its Series A Preferred Shareholders regarding additional capital infusion, a waiver of covenant violations, amendments to its credit facility and note payable - related party and amendments to its Series A Preferred Share terms.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity investor. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. Management is in continuing discussions with the potential equity investor. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. As a result of its discussions with its banks and Series A Preferred Shareholders, as well as other interested parties, management anticipates a capital infusion before the end of 2002. Proceeds from any capital transaction will be used for general corporate purposes, primarily the pay down of the working capital deficit.

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

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock of the Company at $3.00 per share for a total purchase price of $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest of 15% per annum. In connection with this transaction, the Company issued a warrant to the Purchaser to purchase 100,000 shares of common stock at $3.00 per share. Certain officers and shareholders of the Company have guaranteed the repayment of $500,000 of this note. As of August 23, 2002, the Company had not paid the amount owed under the bridge note and accordingly, is considered in default under the terms of the note, and the purchaser may demand payment of principal, interest and any fees owed thereunder.


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

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock for $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest at 15% per annum. As of August 23, 2002, the note had not been paid, and as a result, the Company is considered in default under the note and the purchaser may demand payment of all principal, interest and any fees.

As of June 29, 2002, the Company was in violation of the current ratio and senior debt leverage ratio requirements of its credit facility. The Company's banks have not (as of August 23, 2002) issued a notice of default as a result of the noted debt covenant violations. Should a notice of default be issued, the banks could request the following:

         - Termination of commitments and obligations to issue letters of credit under the credit agreement.
         - Declaration of all obligations, including the entire unpaid principal, all unpaid interest accrued thereon and all other sums payable by the Company under the credit agreement, including letter of credit, to be immediately due and payable.

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility, the Company would then be in default of its Series A Preferred Securities Purchase Agreement, and the holders of the preferred shares would have certain rights under this agreement, including the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount equal to what would have been recorded had all previously declared dividends at 9.75% been accrued at 20%.

The Company is currently in negotiations with its banks and its Series A Preferred Shareholders regarding additional capital infusion, a waiver of covenant violations and amendments to its credit facility and note payable - related party and Series A Preferred Shares.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity investor. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. Management is in continuing discussions with the party. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. As a result of its discussions with its banks and Series A Preferred Shareholders, as well as other interested parties, management anticipates a capital infusion before the end of 2002. Proceeds from any capital transaction will be used for general corporate purposes, primarily the pay down of the working capital deficit.

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

PART II. OTHER INFORMATION

ITEM 3.  Defaults Upon Senior Securities

As of June 29, 2002, the Company was in default under its credit facility due to a violation of the current ratio and senior debt leverage ratio requirements under its credit agreement. As a result, all of the debt under the credit facility has been classified as a current liability in the Company's consolidated balance sheet at June 29, 2002. In addition, as of August 23, 2002, the Company was in default under its short-term bridge note with one of its Series A Preferred Shareholders for failing to pay the $1,500,000 owed thereunder on its due date, August 9, 2002. Neither the lenders under the credit facility nor the Series A Preferred Shareholder under the bridge note have given notice or declared default under such agreements.

See "Item 1. Financial Statements" notes 4, 9 and 12 to the Company's consolidated financial statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part 1 of this Form 10-Q/A for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

a. The Company's Annual Meeting of Shareholders was held on May 30, 2002. At the Annual Meeting, holders of 6,795,453 shares of common and 1,185,184 shares of preferred stock were present in person or by proxy.

b. At that meeting, two individuals were nominated and elected as Class II Directors to serve until the 2005 Annual Meeting by the following votes:

             Director            Shares For    Shares Against  Shares Withheld
          ------------------  ---------------  --------------  ---------------

          Jay R. Strauss         7,810,822           0             169,815
          Michael H. Thomas      7,963,878           0              16,759


         There were no broker non-votes.

         The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:

                              Directors       Expiration of Term
                       ---------------------- ------------------

                       Jose C. Blanco               2004
                       William W. Johnston          2004
                       Joseph R. Mancuso            2004
                       Robert G. McCreary, III      2004
                       Crystal Faulkner             2003
                       Daniel J. Jessee             2003
                       S. Cash Nickerson            2003
                       James D. Robbins             2003

c. In addition to the above election, the shareholders approved and adopted the amendment to the Company's Second Amended Articles of Incorporation by the following vote:

                   For               Against             Abstained
                ---------          ----------          -------------


                7,714,825            263,412              2,400

         There were no broker non-votes.

d.       None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2 Certificate of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K during the second quarter ended June 29, 2002:

                  (i) Current Report on Form 8-K, dated April 17, 2002, filed with the Securities and Exchange Commission on April 17, 2002
                  (ii) Current Report on Form 8-K/A No. 1, dated April 17, 2002, filed with the Securities and Exchange Commission on May 7, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TEAM AMERICA, INC.

                                      BY: /s/  JOSE C. BLANCO
                                          --------------------------------------
                                                   Chief Financial Officer and
                                                  Authorized Signing Officer
August 23, 2002