Form 10-Q
period 2002-09-28
TEAM AMERICA INC
filed 2002-11-12
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON NOVEMBER 8, 2002 WAS 8,215,628.

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

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                               SEPTEMBER 28, 2002

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                 NO.
Item 1.   Financial Statements:

   Explanatory Note...........................................................................................       2

   Condensed Consolidated Balance Sheets - September 28, 2002 (unaudited)
   and December 29, 2001 (unaudited) .........................................................................       4

   Condensed Consolidated Statements of Operations - Three and nine-month periods
   ended September 28, 2002 (unaudited) and September 29, 2001 (unaudited)....................................       6

   Condensed Consolidated Statements of Cash Flows - Nine-month periods
   ended September 28, 2002 (unaudited) and September 29,  2001 (unaudited)...................................       7

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Nine-month
   period ended September 28, 2002 (unaudited)................................................................       9

   Notes to Condensed Consolidated Financial Statements.......................................................      10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............      14

Item 4.  Controls and Procedures..............................................................................      23


                           PART II. OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.....................................................................      24

Item 4.   Submission of Matters to a Vote of Security Holders.................................................      24

Item 6.   Exhibits and Reports on Form 8-K....................................................................      24

Signatures....................................................................................................      25

Certifications................................................................................................      26



Note:   Item 3 of Part I and Items 1, 2 and 5 of Part II are omitted because they are not applicable.

                            TEAM AMERICA, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 28, 2002 AND DECEMBER 29, 2001

                           (000's omitted except share amounts)

                                                                                            SEPTEMBER 28,     DECEMBER 29,
                                                                                                2002              2001
                                                                                           ----------------  ---------------
                                                                                             (UNAUDITED)      (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                            $ 1,539          $ 1,447
   Receivables:
      Trade, net of allowance for doubtful accounts
       of $248 and $392, respectively                                                                1,023            1,036
      Unbilled revenues                                                                             11,896            9,893
      Other receivables                                                                              1,125            1,404
                                                                                           ----------------  ---------------
         Total Receivables                                                                          14,044           12,333
                                                                                           ----------------  ---------------
   Prepaid expenses                                                                                    452              600
   Workers' compensation deposits - current                                                          1,010            1,283
   Deferred income tax asset                                                                           597            1,497
                                                                                           ----------------  ---------------
         Total Current Assets                                                                       17,642           17,160
                                                                                           ----------------  ---------------


PROPERTY AND EQUIPMENT, NET                                                                          2,003            2,580
                                                                                           ----------------  ---------------

OTHER ASSETS:
   Goodwill, net                                                                                    36,014           35,238
   Other intangible assets, net                                                                      1,036              150
   Cash surrender value of life insurance policies                                                     450              521
   Deferred income tax asset                                                                           784              784
   Workers' compensation deposits - non current                                                      2,943            1,515
   Other                                                                                               882              896
                                                                                           ----------------  ---------------
        Total Other Assets                                                                          42,109           39,104
                                                                                           ----------------  ---------------
        Total Assets                                                                              $ 61,754         $ 58,844
                                                                                           ================  ===============

Continued on next page

                            TEAM AMERICA, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 28, 2002 AND DECEMBER 29, 2001

                           (000's omitted except share amounts)

                                                                                             SEPTEMBER 28,    DECEMBER 29,
                                                                                                 2002             2001
                                                                                            ---------------- ----------------
                                                                                              (UNAUDITED)      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                                           $ 2,602          $ 2,325
   Debt in default                                                                                    9,057            1,250
   Capital lease obligations                                                                            281              296
   Accrued compensation                                                                              12,429           10,338
   Accrued payroll taxes and insurance                                                                8,430            6,475
   Accrued workers' compensation liability                                                            1,745            1,750
   Other accrued expenses                                                                             3,019            2,948
                                                                                            ---------------- ----------------
      Total Current Liabilities                                                                      37,563           25,382
                                                                                            ---------------- ----------------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                                             -            7,799
   Capital lease obligations, less current portion                                                      368              547
   Accrued workers' compensation liability, less current portion                                      2,020            2,879
   Client deposits                                                                                      811              575
   Deferred compensation                                                                                451              521
   Other                                                                                                325              723
                                                                                            ---------------- ----------------
      Total Liabilities                                                                              41,538           38,426
                                                                                            ---------------- ----------------

NOTE PAYABLE - RELATED PARTY                                                                          1,500                -
CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                                   9,235            8,354
                                                                                            ---------------- ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,955,410 and 10,788,743
      issued at September 28, 2002 and December 29, 2001, respectively                               44,552           43,947
   Deferred compensation                                                                                (13)             (20)
   Accumulated deficit                                                                              (20,282)         (17,087)
                                                                                            ---------------- ----------------
                                                                                                     24,257           26,840
Less - Treasury stock, 2,739,782 shares, at cost                                                    (14,776)         (14,776)
                                                                                            ---------------- ----------------
         Total Shareholders' Equity                                                                   9,481           12,064
                                                                                            ---------------- ----------------
         Total Liabilities and Shareholders' Equity                                                $ 61,754         $ 58,844
                                                                                            ================ ================

See Notes to Condensed Consolidated Financial Statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                (000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       ----------------------------------    -----------------------------------
                                                        SEPTEMBER 28,     SEPTEMBER 29,       SEPTEMBER 28,      SEPTEMBER 29,
                                                            2002              2001                2002               2001
                                                       ----------------  ----------------    ----------------   ----------------
                                                         (UNAUDITED)       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)

REVENUES                                                     $ 121,505         $ 114,343           $ 359,830          $ 339,268
                                                       ----------------  ----------------    ----------------   ----------------

DIRECT COSTS:
   Salaries and wages                                          101,569            95,565             301,178            281,889
   Payroll taxes, workers' compensation
      and other direct costs                                    14,667            13,267              43,602             42,578
                                                       ----------------  ----------------    ----------------   ----------------
      Total direct costs                                       116,236           108,832             344,780            324,467
                                                       ----------------  ----------------    ----------------   ----------------
GROSS PROFIT                                                     5,269             5,511              15,050             14,801
                                                       ----------------  ----------------    ----------------   ----------------

OPERATING EXPENSES:
   Administrative salaries                                       2,818             2,794               8,544              7,866
   Other selling, general and administrative expenses            1,828             1,825               5,929              4,831
   Restructuring charges                                            29               309                 270                384
   Systems and operations development costs                         10                 -                 312                  -
   Depreciation and amortization                                   363               818               1,030              1,985
                                                       ----------------  ----------------    ----------------   ----------------
      Total operating expenses                                   5,048             5,746              16,085             15,066
                                                       ----------------  ----------------    ----------------   ----------------
OPERATING INCOME (LOSS)                                            221              (235)             (1,035)              (265)
   Interest expense, net                                          (459)             (452)             (1,209)              (848)
                                                       ----------------  ----------------    ----------------   ----------------
LOSS BEFORE INCOME TAXES                                          (238)             (687)             (2,244)            (1,113)
   Income tax expense                                               (7)              (36)                (44)               (72)
                                                       ----------------  ----------------    ----------------   ----------------
NET LOSS                                                          (245)             (723)             (2,288)            (1,185)
   Preferred stock dividends                                      (310)             (288)               (907)              (812)
                                                       ----------------  ----------------    ----------------   ----------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                 $    (555)        $  (1,011)          $  (3,195)         $  (1,997)
                                                       ================  ================    ================   ================

Basic and diluted net loss per common share                  $   (0.07)        $   (0.14)          $   (0.39)         $   (0.28)

Weighted average number of shares used in per
share computation                                                8,216             7,491               8,154              7,114

See Notes to Condensed Consolidated Financial Statements.

                     TEAM AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                 (000's omitted)

                                                                                       Nine Months Ended
                                                                              -------------------------------------
                                                                               SEPTEMBER 28,       SEPTEMBER 29,
                                                                                    2002               2001
                                                                              -----------------  ------------------
                                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (2,288)           $ (1,185)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                                  1,030               1,985
          Bad debt expense                                                                 179                   -
          Amortization of financing costs, warrants                                        105                   -
          Loss in fair market value of derivative                                          125                 221
          Change in other assets and liabilities                                           198              (4,559)
                                                                              -----------------  ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (651)             (3,538)
                                                                              -----------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (168)             (1,146)
     Cash used in acquisitions of intangible assets                                       (550)             (4,250)
                                                                              -----------------  ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (718)             (5,396)
                                                                              -----------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Checks drawn in excess of bank balances                                                   -               1,761
   Proceeds from bank borrowings                                                           750               8,250
   Proceeds from short term borrowing - related party                                    1,500                (270)
   Notes payable and short-term borrowing repaid                                        (1,055)                  -
   Proceeds from issuance of common stock                                                  500                   -
   Buy-back of treasury stock                                                                -                 (29)
   Payments on capital lease obligations                                                  (208)                (78)
   Payment of stock repurchase obligation                                                    -             (11,622)
   Other financing costs                                                                   (26)                  -
                                                                              -----------------  ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      1,461              (1,988)
                                                                              -----------------  ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        92             (10,922)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                1,447              10,925
                                                                              -----------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                                                   $  1,539            $      3
                                                                              =================  ==================
Supplemental disclosure of cash flow information:
   Interest paid                                                                      $  1,145            $    548
   Income tax paid, net                                                                   $ 42            $    521

See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine-month periods ended September 28, 2002 and September 29, 2001, the Company accrued preferred stock dividends payable in-kind equivalent of $907,000 and $812,000, respectively, in connection with the $11,000,000 face value of preferred stock.

During the nine-month period ended September 28, 2002, the Company acquired $14,000 of property and equipment under capital leases.

During the nine-month period ended September 29, 2001, the Company acquired certain assets of Professional Staff Management, Inc. and as partial consideration issued common stock valued at $241,000 and Series A convertible preferred stock with a face amount of $1,000,000 and warrants valued at $75,000.

During the nine-month period ended September 28, 2002, the Company acquired certain assets of Inovis Corporation. In connection with this transaction, the Company recorded $104,000 of property and equipment, $605,000 of other intangible assets, $491,000 of goodwill and assumed liabilities of $50,000.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)


                                                    Common Stock
                                             ----------------------------                 Treasury      Accumulated
                                                Number         Value          Other         Stock        Deficit        Total
                                             -------------- -------------  ------------  ------------  ------------- -------------
Balance at December 29, 2001                    10,788,743      $ 43,947         $ (20)    $ (14,776)     $ (17,087)     $ 12,064
   Issuance of common stock                        166,667           500             -             -              -           500
   Issuance of warrants to purchase
    common stock                                         -           105             -             -              -           105
   Amortization of deferred compensation                 -             -             7             -              -             7
   Preferred stock dividends                             -             -             -             -           (907)         (907)
   Net loss                                              -             -             -             -         (2,288)       (2,288)
                                             -------------- -------------  ------------  ------------  ------------- -------------
Balance at September 28, 2002                   10,955,410      $ 44,552         $ (13)    $ (14,776)     $ (20,282)      $ 9,481
                                             ============== =============  ============  ============  ============= =============


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM America, Inc. (the "Company"), (formerly known as TEAM Mucho, Inc.), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM America is a provider of Professional Employer Organization ("PEO") services in Ohio, Utah, Nevada, Oregon, Idaho, Tennessee, Mississippi and California. TEAM America's Single-Point-Of-Contact Human Resource Solution(TM) includes payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, workforce compliance administration and severance management.

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

NOTE 2 - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements set forth herein should be read in conjunction with the unaudited financial statements contained in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 29, 2001 (the "Amended Annual Report") filed with the Securities and Exchange Commission (the "SEC") on August 13, 2002. The financial statements for the nine months ended September 28, 2002 include the results of the Company for the period and the results from the acquisition of certain of the assets of Strategic Staff Management, Inc. ("SSMI") since the date of acquisition (March 1, 2002) and of Inovis Corporation ("Inovis") since the date of acquisition (May 1, 2002). The financial statements for the nine months ended September 29, 2001 include the results of the Company for the entire period and the results from the acquisition of Professional Staff Management, Inc. ("PSMI") since the date of acquisition (March 13, 2001). In the opinion of management, such financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. However, such financial statements do not include any adjustments relating to matters discussed in NOTE 3, other than the reclassification of debt to current liabilities.

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

At September 28, 2002, the Company was in default under its credit facility related to two financial covenants. As of September 30, 2002, the Company and its senior lenders entered into an Omnibus Forbearance and Modification Agreement (the "Forbearance"), which ends on the earlier of March 31, 2003 or the date of Forbearance Default, as defined in the Forbearance (the "Forbearance Period"). Under the terms of the Forbearance, the senior lenders forbear from exercising any other rights or remedies available to them with regards to the covenant violations under the credit agreement. In connection with the Forbearance, the Company is obligated to pay interest only on a monthly basis as required under the terms of the credit agreement. All unpaid principal and interest is due and payable on April 1, 2003. During the Forbearance Period, interest will accrue at the default rate of prime plus four (8.75% at September 28, 2002), but the Company is only required to pay interest monthly at a rate of prime plus one (5.75% at September 28, 2002). In addition to the payment of principal and interest, the Company is required to pay a $100,000 Forbearance Fee at the end of the Forbearance Period. The terms of the Forbearance include monthly financial covenants that must be maintained by the Company, the most stringent being the maintenance of minimum monthly Earnings Before Interest, Taxes, Depreciation and Amortization.

The Forbearance also precludes the Company from (i) making any distributions with respect to its preferred and/or common shares; (ii) making any payments with respect to indebtedness which has been subordinated to the credit facility;
(iii) making any pay increases or loans to executive officers; and (iv) making any payment not in the ordinary course of business. Additionally, the Company may not make any acquisitions that require capital outlays during the Forbearance Period without lenders approval. The Company is required to engage a financial consultant to conduct an analysis of the Company's cash flow projections and to provide a written report to the lenders regarding such analysis.

As a result of the default and Forbearance, the Company's debt outstanding under the senior credit facility is classified in the Company's balance sheet as a current liability at September 28, 2002.

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility and fail to cure such default during the cure period, the Company would then be in default of its Series A Preferred Securities Purchase Agreement. As a result, the holders of these preferred shares would have certain rights under this agreement, including the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount equal to what would have been recorded had all previously declared dividends at 9.75% been accrued at 20%. Under the terms of the Forbearance, the Company is currently in a cure period, accordingly, the preferred shares are not deemed to be in default. If the Company is not successful in refinancing or modifying the terms of the credit facility and/or the Series A Preferred Securities Purchase Agreement, or alternatively, entering into an agreement to extend the cure period under the Forbearance, it is probable the Company could be deemed in default of the Series A Preferred Securities Purchase Agreement.

In addition to the above, the $1,500,000 Note Payable - Related Party (Series A Preferred Shareholder) was due on August 9, 2002. In accordance with the terms of the agreement, this note can only be paid out of an equity financing occurring prior to August 9, 2002. Since no such financing occurred, the note has been classified as mezzanine equity in the accompanying balance sheet. Ongoing discussions with the Related Party as to the ultimate disposition of this note may result in a reclassification of this financial instrument in the Company's balance sheet.

The Company is currently in negotiations with its banks, its Series A Preferred Shareholders and a potential new equity investor regarding financial restructuring alternatives, including additional capital infusion into the Company. Additionally, the Company is pursuing negotiations with its banks and its Series A Preferred Shareholders regarding amendments to its credit facility and Series A Preferred Shares terms. There can be no assurance that the Company will be successful in any of these negotiations.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity investor. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. A Finance Committee of the Board of Directors has been formed to respond to equity proposals and otherwise continue the work of the Special Committee and to investigate and evaluate alternatives.

Proceeds from any capital transaction will be used for general corporate purposes, primarily the paydown of the working capital deficit. There can be no guarantee that any such financial restructuring or capital infusion will be completed, accordingly management is evaluating other alternatives. Failure by the Company to raise additional capital will result in a material adverse affect on the financial condition and results of operations of the Company.

NOTE 4 - ACQUISITIONS AND OTHER TRANSACTIONS

On March 13, 2001, the Company acquired certain of the assets of PSMI. The acquisition was accounted for under the purchase method of accounting. Cash and stock consideration of $6,575,000 for these assets included cash of $4,250,000, seller financing of $1,000,000, shares of common stock (74,074 shares with a fair market value of $241,000 at the date of the acquisition), convertible preferred stock with a face amount of $1,000,000 and warrants and direct expenses of $84,000. The preferred stock was assigned an estimated fair value of $925,000 and the warrants were assigned an estimated fair value of $75,000. The purchase price was allocated to the assets acquired based on their relative fair market value with the excess allocated to goodwill. Goodwill of $6,660,000 was recorded related to this transaction during the period ended March 31, 2001 and was being amortized over 20 years. Effective December 30, 2001, the Company ceased amortizing goodwill in accordance with new accounting pronouncements (see
NOTE 5).

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of SSMI. The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The purchase price was allocated to the assets acquired based on their relative fair values. In connection with this transaction, the Company recorded $426,000 of intangible assets related to customer relationships, which is being amortized over seven years, the estimated useful life of such relationships, and $50,000 in a non-compete agreement, which is being amortized over five years, the term of the agreement.

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

NOTE 5 - ACCOUNTING POLICIES

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

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and the transitional impairment test in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized under the provisions of the transitional impairment test. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to operations (see NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION).

Had the Company adopted this statement as of the beginning of 2001, $516,000 and $1,317,000 of amortization expense would not have been recognized and net loss would have decreased by $516,000 and $1,317,000 and loss per share attributable to common shareholders would have decreased by $0.07 and $0.19 for the three and nine months ended September 29, 2001, respectively.

Contingencies

At September 28, 2002, the Company has recorded a $360,000 reserve for certain tax related contingencies. The estimated amount of possible loss in excess of these reserves is $240,000.

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

NOTE 7 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three and nine-month periods ended September 28, 2002 and September 29, 2001.

The pro-forma results of operations for the three and nine-month periods ended September 28, 2002 and September 29, 2001 include the unaudited results of the Company and the pro-forma results of PSMI and Inovis as if they were acquired by the Company as of January 1, 2001. The primary adjustments from the historical results of the acquired entities include amortization of goodwill, preferred stock dividends and interest.

                                                                    (000's omitted except per share amounts)
                                                           Three Months Ended               Nine Months Ended
                                                ---------------------------------------   --------------------------------------
                                                  September 28,        September 29,        September 28,       September 29,
                                                       2002                2001                 2002                2001
                                                -------------------  ------------------   ------------------  ------------------
Revenues                                                 $ 121,505           $ 140,747            $ 390,384           $ 444,483

Net loss                                                      (245)               (738)              (2,414)             (1,037)

Net loss attributable to common shareholders                  (555)             (1,026)              (3,321)             (1,849)

Net loss per common share:
   Basic                                                 $   (0.07)          $   (0.14)           $   (0.41)          $   (0.26)
   Diluted                                                   (0.07)              (0.14)               (0.41)              (0.26)
Weighted average number of shares outstanding:
   Basic                                                     8,216               7,491                8,154               7,134
   Diluted                                                   8,216               7,491                8,154               7,134

NOTE 8 - CREDIT FACILITY

On March 1, 2002, the Company made a draw of $750,000 against its credit facility in connection with the SSMI transaction.

In connection with this funding, the total credit facility was reduced from $18,000,000 to $14,000,000. The Company does not anticipate that its lenders will approve any additional draws under this facility during the Forbearance Period. As of September 28, 2002, the Company has the following outstanding obligations under this facility (000's omitted):

Notes Payable                        $ 8,744
Letters of Credit                        914
                              ---------------
                                     $ 9,658
                              ===============

At September 28, 2002, the Company was in default under the terms of its credit agreement and as of September 30, 2002, entered into the Forbearance with its lenders. The Company is currently in negotiations with its lenders to restructure its credit facility. As of September 28, 2002, the Company was current on all principal and interest payments under the credit agreement (see
NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION).

NOTE 9  - RESTRUCTURING CHARGES

Throughout 2002, the Company continued to restructure its operations in order to obtain necessary efficiencies throughout the organization. This restructuring included reducing corporate headcount and relocating several key individuals to its Columbus, Ohio headquarters. A summary of expenses included in restructuring costs for the nine months ended September 28, 2002 in the accompanying statement of operations is as follows (000's omitted):

Relocation costs                     $ 152
Employee severance                     118
                              -------------
                                     $ 270
                              =============

As of September 28, 2002, $30,000 related to employee severance is included in accrued expenses.

NOTE 10 - INCOME TAXES

At December 29, 2001, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $12,000,000. Certain of these NOL's are subject to annual limits and begin to expire in 2019. At September 28, 2002, the provision for income taxes includes state and local income taxes not subject to state operating loss carryforwards. At September 28, 2002, the Company's deferred tax assets, net of valuation allowances, totaled $1,381,000. The Company's estimate of valuation allowances for deferred tax assets is primarily dependent on the Company's forecast of future taxable income. It is reasonably possible that changes in these estimates could occur in the near term. There can be no assurance that future impairments will not occur and result in additional allowances thereby reducing the carrying value of such assets (see NOTE 3).

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Transactions

On April 3, 2002, the Company posted, outside of its credit facility discussed in Note 9, a $2,000,000 Letter of Credit as collateral relating to its 2002 Workers' Compensation Program for non-Ohio employees. In connection with this transaction, certain officers and shareholders of the Company pledged shares of Company common stock as collateral with the lending institution for the letters of credit. The Company paid a $60,000 fee to the officers and shareholders in connection with this transaction. The decline in market value of the shares of the Company's common stock collateralizing the letter of credit caused a default on the letter of credit. The letter of credit agreement is also subject to the Forbearance Agreement.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock of the Company at $3.00 per share for a total purchase price of $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest of 15% per annum. In connection with this transaction, the Company issued a warrant to the Purchaser to purchase 100,000 shares of common stock at $3.00 per share. In accordance with the terms of the agreement, this note can only be paid out of financing occurring before August 9, 2002. Since no such financing occurred, this note has been classified as mezzanine equity in the accompanying balance sheet. Ongoing discussions with the Related Party as to the ultimate disposition of this note may result in a reclassification of this financial instrument in the Company's balance sheet. Certain officers and shareholders of the Company have guaranteed the repayment of $500,000 of this note.

NOTE 12 - SUBSEQUENT EVENT

During October 2002, the Company received a Notice of Nonrenewal from The Hartford Insurance Company ("Hartford") regarding its all-other-states coverage (Non-Ohio) workers' compensation coverage. The Notice of Nonrenewal is effective January 1, 2003 and is due to Hartford exiting the PEO sector. The Company is currently in negotiations with other insurance carriers regarding its 2003 workers' compensation programs.


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

Direct costs of services are reflected in the Company's Statement of Operations as "direct costs" and are reflective of the type of revenue being generated. Direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. The Company maintains two primary workers' compensation programs. One covers the Ohio worksite employees co-employed by the Company through the Ohio Bureau of Workers' Compensation program and the other covers the Company's worksite employees co-employed by TEAM America located outside the state of Ohio or all-other-states ("AOS"). The Company does not provide workers' compensation to non-employees of the Company. The AOS workers' compensation program insurance provider is The Hartford Insurance Company (Hartford) which provides coverage for substantially all of the Company's worksite and corporate employees outside the state of Ohio. During October 2002, the Company received a Notice of Nonrenewal from Hartford for its all other states (non-Ohio) workers' compensation coverage. The Notice of Nonrenewal is effective January 1, 2003. The Company is currently in negotiations with other insurance carriers regarding its 2003 workers' compensation programs.

The Company's insurance policy for its AOS program dictates that if losses and fixed costs under the policy are less than the amounts the Company paid, the insurer will refund the difference to the Company. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct costs a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims paid and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

As of September 28, 2002, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims and the timing of payments are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred and the timing of these payments and adjust the reserves as deemed appropriate.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs included in the client's contractual rate, the Company may be unable to recover these excess costs from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

The Company maintains group insurance programs for all its worksite employees nationwide, which include medical, dental, life, short-term disability, long-term disability and vision care coverage. All of the Company's insurance programs are conventionally insured where the premium paid to the insurance carrier represents the maximum cost.

The Company's principal insurance carriers include United HealthCare, Ameritas, Intermountain Health Care, Sierra Health Systems, Blue Cross and Blue Shield of California, Blue Cross and Blue Shield of Georgia, Blue Cross and Blue Shield of Idaho, Canada Life and Lifewise of Oregon.

The Company has finalized all of its benefit related rate actions for the 2002 fiscal year. These rate increases or decreases were well below the national average and ranged from a rate decrease of 3% to a rate increase up to 13% in all of the Company's core markets. The reduced levels of rate increases were attributable to changes in the plan designs and a more thorough medical underwriting process, which began the middle of 2001.

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

On May 1, 2002, the Company purchased certain assets of Inovis Corporation ("Inovis"). Under the terms of this transaction, the Company is required to pay the greater of $1,150,000 (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Additionally, the Company agreed to assume $50,000 of liabilities. Inovis was based in Atlanta, Georgia and had clients throughout the United States, but primarily concentrated in Georgia. Inovis' total revenue for its fiscal year ended June 30, 2001 was approximately $109,761,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer bad debts, workers' compensation reserves, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company is currently in the process of assessing financing alternatives. Failure by the Company to raise additional capital will result in a material adverse effect on the financial condition and results of operations of the Company, such effects which may impact these judgements and estimates and the related carrying amounts of assets and liabilities.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE RECOGNITION. The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company's worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers' compensation and unemployment service fees and (iv) an administrative fee. The Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client service agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and the Company's assessment of the costs and risks associated with the employment of the client's worksite employees. Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company and its clients generally have the ability to terminate the relationship with 30 days' prior written notice.

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

WORKERS' COMPENSATION. The Company maintained a self-insured workers' compensation program for its Ohio employees from July 1999 through May 2002 and has a high retention workers' compensation policy covering most of its non-Ohio employees. The Company records workers' compensation expense based on the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported (IBNR) claims. Under the Ohio Self-Insurance Program, the Company was self-funded up to $250,000 per occurrence and purchased private insurance for individual claims in excess of that amount. Effective January 1, 2002, the Company purchased excess loss coverage for individual claims that exceed $500,000 through The Hartford Insurance Company. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program which is a fully insured program where premium represents the maximum cost.

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $500,000 for the first two occurrences and $250,000 per occurrence thereafter. For the insurance program covering the periods July 1, 1999 through September 30, 2000, October 1, 2000 through December 31, 2001 and January 1, 2002 through December 31, 2002, the aggregate caps were $4,176,000, $4,950,000 and $9,000,000, respectively. In addition to providing the claims expense under the plan, as described above, the Company is required to "pre-fund" a portion of the estimated claims under the non-Ohio program. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding. As of September 28, 2002, the Company has recorded prefunded amounts to its carrier of $3,953,000 of which $1,010,000 is included in current assets and $2,943,000 is included in non-current assets.

GOODWILL. Effective July 1, 2001 and December 30, 2001, respectively, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which were issued by the Financial Accounting Standards Board in July 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and the transitional impairment test in accordance with the new criteria. As of the date of adoption, no goodwill impairment was recognized under the provisions of the transitional impairment test. The Company is required to test for impairment on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to operations (see NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION).

DEFERRED TAXES. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such termination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company's estimate of valuation allowances for deferred tax assets is dependent on the Company's forecast of future taxable income. It is reasonably possible that changes in the Company's current estimate of future taxable income could occur in the near term.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 2001 Annual Report on Form 10-K/A, as well as the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2001

The following table presents certain information related to the Company's results of operations for the three months ended September 28, 2002 and September 29, 2001:

                                                                           (000's omitted except for per share amounts)
                                                                  September 28,          September 29,               %
                                                                       2002                   2001                 Change
                                                                -------------------    -------------------   -------------------
Revenues                                                                 $ 121,505              $ 114,343                 6.26%
Gross Profit                                                                 5,269                  5,511                -4.39%
Operating Expenses                                                           5,048                  5,746               -12.15%
Operating Income (Loss)                                                        221                   (235)              194.04%
Net Loss                                                                      (245)                  (723)               66.11%
Net Loss Attributable to Common Shareholders                                  (555)                (1,011)               45.10%
Net Loss Per Share Attributable to Common Shareholders                       (0.07)                 (0.14)               50.00%


REVENUES

Consolidated revenues were $121,505,000 for the three months ended September 28, 2002 compared to $114,343,000 for the three months ended September 29, 2001. The increase of $7,162,000 is attributable to the following:

- The incremental clients associated with the SSMI transaction contributed $4,588,000 to the increase and the incremental clients associated with the Inovis transaction contributed $19,841,000.

- Total revenue, excluding the items discussed above, decreased to $97,076,000 for the three months ended September 28, 2002 from $114,343,000, resulting in an aggregate decrease in revenue of $17,267,000. This lower revenue is a result of the combination of the Company's efforts during 2001 and 2002 to focus on clients with lower risk and higher margin, as well as the overall impact of the nationwide economic downturn experienced in 2001 and into 2002 which has resulted in many of the Company's clients reducing payroll and/or postponing planned hiring.

DIRECT COSTS/GROSS PROFIT

For the three months ended September 28, 2002, direct costs were $116,236,000, or 95.66% of revenues, compared to direct costs of $108,832,000, or 95.18% of revenues, for the three months ended September 29, 2001. Gross profit for the three months ended September 28, 2002 was $5,269,000, or 4.34% of revenues, compared to $5,511,000, or 4.82% of revenues, for the three months ended September 29, 2001.

OPERATING EXPENSES

For the three months ended September 28, 2002, consolidated operating expenses were $5,048,000, or 4.15% of revenues, compared to $5,746,000, or 5.03% of revenues, for the three months ended September 29, 2001. This decrease of $698,000 is due to the reduction in amortization expense related to goodwill of $516,000 and a reduction in restructuring charges of $280,000 offset by increased amortization of other intangible assets of $45,000.

OPERATING INCOME/LOSS

For the three months ended September 28, 2002, consolidated operating income was $221,000 compared to consolidated operating loss of $235,000 for the three months September 29, 2001. This change is primarily a result of the changes in operating expenses discussed above.

INTEREST EXPENSE

For the three months ended September 28, 2002, net interest expense was $459,000 compared to $452,000 for the three months ended September 29, 2001. The increase in net interest expense is due to an increase in interest on bank debt of $82,000, interest expense on the bridge note of $24,000 and amortization of deferred financing fees associated with warrants issued in connection with the bridge note of $20,000, a difference in the change in fair value of interest swap instrument creating a decrease in interest expense of $134,000, an increase in interest due to capital leases of $13,000 and a decrease in interest income of $2,000, resulting in an increase in interest expense, net of $7,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's credit facility. The increase in interest due to capital leases is due to computer equipment purchased during 2001 under capital leases.

INCOME TAX EXPENSE

For the three months ended September 28, 2002 and September 29, 2001, respectively, no provision for federal income taxes has been recorded. The provision for income taxes relates to certain state and local income taxes.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the three months ended September 28, 2002 was $245,000 compared to a net loss of $723,000 for the three months ended September 29, 2001. During the three months ended September 28, 2002 and September 29, 2001, the Company recorded preferred stock dividends of $310,000 and $288,000, respectively, contributing to net loss attributable to common shareholders of $555,000, or $0.07 per share, and $1,011,000, or $0.14 per share, respectively.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the three months ended September 28, 2002 and September 29, 2001, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2001

The following table presents certain information related to the Company's results of operations for the nine months ended September 28, 2002 and September 29, 2001:

                                                                       (000's omitted except for per share amounts)
                                                                  September 28,        September 29,           %
                                                                      2002                 2001              Change
                                                                ------------------   ------------------   -------------
Revenues                                                                $ 359,830            $ 339,268           6.06%
Gross Profit                                                               15,050               14,801           1.68%
Operating Expenses                                                         16,085               15,066           6.76%
Operating Income (Loss)                                                    (1,035)                (265)       -290.57%
Net Loss                                                                   (2,288)              (1,185)        -93.08%
Net Loss Attributable to Common Shareholders                               (3,195)              (1,997)        -59.99%
Net Loss Per Share Attributable to Common Shareholders                      (0.39)               (0.28)        -39.29%

REVENUES

Consolidated revenues were $359,830,000 for the nine months ended September 28, 2002 compared to $339,268,000 for the nine months ended September 29, 2001. The increase of $20,562,000 is attributable to the following:

- The incremental clients associated with the SSMI transaction contributed $12,912,000 to the increase and the incremental clients associated with the Inovis transaction contributed $35,612,000.

- Certain clients paid bonuses of approximately $20,056,000 during the period ended September 28, 2002. These clients did not pay comparable bonuses during the period ended September 29, 2001; therefore such revenue was incremental for the September 28, 2002 period.

- Total revenue, excluding the items discussed above, decreased to $291,250,000 for the period ended September 28, 2002 from $339,268,000, reducing the aggregate increase in revenue by $68,580,000. This lower revenue is a result of the combination of the Company's efforts during 2001 to focus on clients with lower risk and higher margin, as well as the overall impact of the nationwide economic downturn experienced in 2001 and into 2002 which has resulted in many of the Company's clients reducing payroll and/or postponing planned hirings.

-        The inclusion of PSMI for the entire period ended September 28, 2002.
         PSMI revenues included in the period ended September 28, 2002 were $67,869,000 compared to $72,634,000 in the period ended September 29, 2001, which offset the net increase in revenues by $4,765,000.

DIRECT COSTS/GROSS PROFIT

For the nine months ended September 28, 2002, direct costs were $344,780,000, or 95.82% of revenues, compared to direct costs of $324,467,000, or 95.64% of revenues, for the nine months ended September 29, 2001. Gross profit for the nine months ended September 28, 2002 was $15,050,000, or 4.18% of revenues, compared to $14,801,000, or 4.36% of revenues, for the nine months ended September 29, 2001. The gross profit as a percent of revenues for the nine months ended September 28, 2002 is impacted by the $20,056,000 of bonuses discussed above, as the Company did not recognize any margin on these amounts. Accordingly, the gross profit as a percent of revenue would be 4.44% after excluding such incremental revenue.

OPERATING EXPENSES

For the nine months ended September 28, 2002, consolidated operating expenses were $16,085,000, or 4.47% of revenues, compared to $15,066,000, or 4.44% of revenues, for the nine months ended September 29, 2001. This increase of $1,019,000 is due to an increase in corporate payroll and payroll related expenses of $678,000, other selling, general and administrative expenses of $1,098,000, systems and operations development expenses of $312,000, and depreciation expense of $276,000, partially offset by a reduction in amortization expense of $1,231,000.

OPERATING LOSS

For the nine months ended September 28, 2002 consolidated operating loss was $1,035,000 compared to a consolidated operating loss of $265,000 for the nine months ended September 29, 2001. The increase in operating loss is a result of the changes in gross profit and operating expenses discussed above.

INTEREST EXPENSE

For the nine months ended September 28, 2002, net interest expense was $1,209,000 compared to $848,000 for the nine months ended September 29, 2001. The increase in net interest expense is due to an increase in interest on bank debt of $210,000, interest expense on the bridge note of $80,000 and amortization of financing costs associated with warrants issued in connection with the bridge note of $105,000, a gain due to change in fair value of interest rate swap instrument of $96,000, increase in interest due to capital leases of $45,000 and a decrease in interest income of $17,000, resulting in an increase in net interest expense of $361,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit facility. The increase in interest due to capital leases is due to computer equipment purchased during 2001 under capital leases.

INCOME TAX EXPENSE

For the nine months ended September 28, 2002 and September 29, 2001, respectively, no provision for federal income taxes has been recorded. The provision for income taxes relates to certain state and local income taxes.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the nine months ended September 28, 2002 was $2,288,000 compared to a net loss of $1,185,000 for the nine months ended September 29, 2001. During the nine months ended September 28, 2002 and September 29, 2001 the Company recorded preferred stock dividends of $907,000 and $812,000, respectively, contributing to net loss attributable to common shareholders of $3,195,000, or $0.39 per share and $1,997,000, or $0.28 per share, respectively.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the nine months ended September 28, 2002 and September 29, 2001, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $651,000 for the nine months ended September 28, 2002 compared to $3,538,000 for the nine months ended September 29, 2001, or a $2,887,000 decrease in cash used in operating activities.

Net cash used in investing activities was $718,000 for the nine months ended September 28, 2002 compared to $5,396,000 for the nine months ended September 29, 2001. The primary use of cash for investing activities during the nine months ended September 28, 2002 was $300,000 for the acquisition of customer relationship rights from SSMI and a related non-compete agreement and $250,000 for the acquisition of certain assets of Inovis. During the nine months ended September 29, 2001, the Company purchased PSMI, which used $4,250,000 of cash. Property and equipment additions during the nine months ended September 28, 2002 were funded primarily through capital leases. During the period ended September 29, 2001, the Company purchased $1,146,000 of property and equipment.

Net cash provided by financing activities during the nine months ended September 28, 2002 was $1,461,000, compared to net cash used in financing activities during the nine months ended September 29, 2001 of $1,988,000. The net cash provided by financing activities during the nine months ended September 28, 2002 was primarily from $750,000 of borrowing under the Company's acquisition credit facility, $1,500,000 under the bridge agreement and $500,000 from the issuance of common stock partially offset by repayments of bank notes of $1,055,000 and capital lease obligations of $208,000. The $750,000 borrowed under the Company's credit facility was used for the SSMI transaction. The net cash flow used in financing activities for the nine months ended September 29, 2001 was due to the payment of $11,622,000 in connection with a stock repurchase obligation related to the Mucho.com reverse acquisition of TEAM America, offset by $8,250,000 borrowed under the Company's credit facility.

In connection with the borrowing of $750,000 in March 2002, the Company and its lenders agreed to temporarily reduce the credit facility from $18,000,000 to $14,000,000. As of September 28, 2002 the Company had outstanding loans against the facility of $8,744,000 and outstanding letters of credit of $914,000.

As a result of the SSMI transaction and the Inovis transaction completed March 1, 2002 and May 1, 2002, respectively, the Company has added incremental gross margin to its operations which contributes to cash flow from operations. In addition to the incremental gross margin from these transactions, the Company is continually evaluating its operating expenses and is in the process of implementing various cost savings measures, including the active restructuring of corporate payroll costs.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock for $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and beared interest at 15% per annum.

At September 28, 2002, the Company was in default under its credit facility. As of September 30, 2002, the Company and its senior lenders entered into an Omnibus Forbearance and Modification Agreement (the "Forbearance"), which ends on the earlier of March 31, 2003 or the date of Forbearance Default, as defined in the Forbearance (the "Forbearance Period"). Under the terms of the Forbearance, the senior lenders forbear from exercising any other rights or remedies available to them with regards to the covenant violations under the credit agreement. In connection with the Forbearance, the Company is obligated to pay interest only on a monthly basis as required under the terms of the credit agreement. All unpaid principal and interest is due and payable on April 1, 2003. During the Forbearance Period, interest will accrue at the default rate of prime plus four

(8.75% at September 28, 2002), but the Company is only required to pay interest monthly at a rate of prime plus one (5.75% at September 28, 2002). In addition to the payment of principal and interest, the Company is required to pay a $100,000 Forbearance Fee at the end of the Forbearance Period. The terms of the Forbearance include monthly financial covenants that must be maintained by the Company, the most stringent being the maintenance of minimum monthly Earnings Before Interest, Taxes, Depreciation and Amortization.

The Forbearance also precludes the Company from (i) making any distributions with respect to its preferred and/or common shares; (ii) making any payments with respect to indebtedness which has been subordinated to the credit facility;
(iii) making any pay increases or loans to executive officers; and (iv) making any payment not in the ordinary course of business. Additionally, the Company may not make any acquisitions that require capital outlays during the Forbearance Period without lenders approval. The Company is required to engage a financial consultant to conduct an analysis of the Company's cash flow projections and to provide a written report to the lenders regarding such analysis.

As a result of the default and Forbearance, the Company's debt outstanding under the senior credit facility is classified in the Company's balance sheet as a current liability at September 28, 2002.

Under the terms of the Company's Series A Preferred Securities Purchase Agreement, should the Company be declared in default under the terms of its credit facility and fail to cure such default during the cure period, the Company would then be in default of its Series A Preferred Securities Purchase Agreement. As a result, the holders of these preferred shares would have certain rights under this agreement, including the right to put the shares back to the Company.

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the Series A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount equal to what would have been recorded had all previously declared dividends at 9.75% been accrued at 20%. Under the terms of the Forbearance, the Company is currently in a cure period, accordingly, the preferred shares are not deemed to be in default. If the Company is not successful in refinancing or modifying the terms of the credit facility and/or the Series A Preferred Securities Purchase Agreement, or alternatively, entering into an agreement to extend the cure period under the Forbearance, it is probable the Company could be deemed in default of the Series A Preferred Securities Purchase Agreement.

In addition to the above, the $1,500,000 Note Payable - Related Party (Series A Preferred Shareholder) was due on August 9, 2002. In accordance with the terms of the Agreement, this note can only be paid out of an equity financing occurring prior to August 9, 2002. Since no such financing occurred, the note has been classified as mezzanine equity in the accompanying balance sheet. Ongoing discussions with the Related Party as to the ultimate disposition of this note may result in a reclassification of this financial instrument in the Company's balance sheet.

The Company is currently in negotiations with its banks, its Series A Preferred Shareholders and a potential new equity investor regarding financial restructuring alternatives, including additional capital infusion into the Company. Additionally, the Company is pursuing negotiations with its banks and its Series A Preferred Shareholders regarding amendments to its Credit facility and Series A Preferred Shares terms. There can be no assurance that the Company will be successful in any of these negotiations.

During the second quarter 2002, the Company received an unsolicited offer from a potential equity investor. In May 2002, the Company formed a Special Committee of the Board of Directors to evaluate the proposal. While evaluating this offer, management engaged an investment banker to assist in evaluating this and other offers, as well as other assistance in raising capital. A Finance Committee of the Board of Directors has been formed to respond to equity proposals and otherwise continue the work of the Special Committee and to investigate and evaluate alternatives.

Proceeds from any capital transaction will be used for general corporate purposes, primarily the paydown of the working capital deficit. There can be no guarantee that any such financial restructuring or capital infusion will be completed, accordingly management is evaluating other alternatives. Failure by the Company to raise additional capital will result in a material adverse affect on the financial condition and results of operations of the Company.

CONTINGENCIES

At September 28, 2002, the Company has recorded a $361,000 reserve for certain tax related contingencies. The estimated amount of possible loss in excess of these reserves is $240,000.

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

Additional information concerning factors that could cause actual results to differ materially from those suggested in the forward-looking statements is contained under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 29, 2001 filed with the Securities and Exchange Commission and as may be amended from time to time. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days to the filing date of this Quarterly Report on Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) were effective in ensuring that material information relating to the Company was made know to them, particularly during the period in which this quarterly report was prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 3.  Defaults Upon Senior Securities

At September 28, 2002, the Company was in default under its credit facility. As of September 30, 2002, the Company and its senior lenders entered into an Omnibus Forbearance and Modification Agreement (the "Forbearance"), which ends on the earlier of March 31, 2003 or the date of Forbearance Default, as defined in the Forbearance (the "Forbearance Period"). Under the terms of the Forbearance, the senior lenders forbear from exercising any other rights or remedies available to them with regards to the covenant violations under the credit agreement. In connection with the Forbearance, the Company is obligated to pay interest only on a monthly basis as required under the terms of the credit agreement. All unpaid principal and interest is due and payable on April 1, 2003. During the Forbearance Period, interest will accrue at the default rate of prime plus four (8.75% at September 28, 2002), but the Company is only required to pay interest monthly at a rate of prime plus one (5.75% at September 28, 2002). In addition to the payment of principal and interest, the Company is required to pay a $100,000 Forbearance Fee at the end of the Forbearance Period. The terms of the Forbearance include monthly financial covenants that must be maintained by the Company, the most stringent being the maintenance of minimum monthly Earnings Before Interest, Taxes, Depreciation and Amortization.

The Forbearance also precludes the Company from (i) making any distributions with respect to its preferred and/or common shares; (ii) making any payments with respect to indebtedness which has been subordinated to the credit facility;
(iii) making any pay increases or loans to executive officers; and (iv) making any payment not in the ordinary course of business. Additionally, the Company may not make any acquisitions that require capital outlays during the Forbearance Period without lenders approval. The Company is required to engage a financial consultant to conduct an analysis of the Company's cash flow projections and to provide a written report to the lenders regarding such analysis.

See "Item 1. Financial Statements" notes 4, 9 and 12 to the Company's consolidated financial statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part 1 of this Form 10-Q for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Security Holders

   None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certificate of Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certificate of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

         (b)     Reports on Form 8-K

                 The Company filed the following Current Reports on Form 8-K during the third quarter ended September 28, 2002:

                  (i) Current Report on Form 8-K, dated August 23, 2002, filed with the Securities and Exchange Commission on August 23, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TEAM AMERICA, INC.

                                 BY: /s/Andrew H. Johnson
                                     ------------------------------------------
                                     Chief Accounting Officer and
                                     Authorized Signing Officer
November 12, 2002

                                  CERTIFICATION


I, S. Cash Nickerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TEAM America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                      /s/ S. Cash Nickerson
                                      ----------------------------------
                                      S. Cash Nickerson
                                      Chairman of the Board and Chief Executive
                                      Officer

                                  CERTIFICATION

I, Andrew H. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TEAM America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                                                  /s/ Andrew H. Johnson
                                                 ----------------------------
                                                  Andrew H. Johnson
                                                  Chief Accounting Officer