Form 10-K
period 2002-12-28
TEAM AMERICA INC
filed 2003-03-28
CIK 860235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                         COMMISSION FILE NUMBER: 0-21533

                               TEAM AMERICA, INC.
                (Name of registrant as specified in its charter)

             OHIO                                     31-1209872
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

130 E. WILSON BRIDGE ROAD WORTHINGTON, OHIO                43085
 (Address of principal executive offices)                (Zip Code)

                                 (614) 848-3995
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes | | No |X|

         Aggregate market value of the Company's voting common equity held by its non-affiliates as of June 28, 2002 was approximately $5,913,000 based on the closing price of the Company's common stock on the NASDAQ.

         There were 8,215,628 shares of the Company's common stock outstanding at March 25, 2003.

         Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                    PAGE

PART I

Item 1.        Business......................................................................................         1
Item 2.        Properties....................................................................................        10
Item 3.        Legal Proceedings.............................................................................        11
Item 4.        Submission of Matters to a Vote of Security Holders...........................................        11

PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.........................        12
Item 6.        Selected Financial Data.......................................................................        12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation..........        14
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....................................        30
Item 8.        Financial Statements and Supplementary Data...................................................        30
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........        59

PART III

Item 10.       Directors and Executive Officers of the Registrant............................................        60
Item 11.       Executive Compensation........................................................................        60
Item 12.       Security Ownership of Certain Beneficial Owners and Management................................        60
Item 13.       Certain Relationships and Related Transactions................................................        60
Item 14.       Controls and Procedures.......................................................................        60

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................        63

Signatures     ..............................................................................................        66
Certifications ..............................................................................................        67

                                     PART I

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. In the normal course of business, we, in an effort to help keep the Company's shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K, or elsewhere, could differ materially from those stated in the forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, factors discussed under the caption "Risk Factors," beginning on page 27. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company," "we," "us," and "our" refer to TEAM America, Inc. and its subsidiaries.

ITEM 1. BUSINESS.

GENERAL

TEAM America, Inc. (the "Company") is a Business Process Outsourcing company that specializes in human resource management and administration, which was formed in December 2000 through the merger of TEAM America Corporation and Mucho.com, Inc. The Company currently operates primarily as a Professional Employer Organization ("PEO") throughout the United States. The Company, through its subsidiaries, provides comprehensive human resource services, including payroll and payroll administration, benefits administration, on-site and on-line employee and employer communications, employment practices and human resource risk management and workforce compliance administration. The Company provides these services by becoming a co-employer of its clients' employees.

In addition to these traditional PEO services, the Company introduced a new suite of products during March 2003 aimed at assisting our clients with employee recruiting and retention issues. These services can be marketed to the Company's existing clients and to other businesses.

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

The Company provides its services by entering into a client services agreement, which usually establishes a three-party relationship whereby it and the client act as co-employers of the employees who work at the client's location ("worksite employees"). In connection with the client services agreement, the Company typically charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client.


The Company believes that there is an increasing trend of businesses to outsource non-core activities and functions. Only a relatively small percentage of businesses, however, currently utilize PEOs, although there is significant growth in the number of small businesses. The Company believes that these factors, coupled with the ever increasing complexity of the human resource, legal and regulatory framework and the costs associated with implementing the necessary management information systems to deal with these issues, will lead to growth opportunities in the PEO industry.

The Merger. On June 16, 2000, TEAM America Corporation entered into an agreement and plan of merger with TEAM Merger Corporation, a wholly-owned subsidiary, and Mucho.com, Inc., pursuant to which TEAM Merger Corporation would be merged with and into Mucho.com, and Mucho.com would become a wholly-owned subsidiary of TEAM America Corporation. Under the terms of the merger agreement, TEAM America Corporation agreed to acquire all of the stock (including options and warrants) of Mucho.com in exchange for up to 5,925,925 shares of TEAM America Corporation's common stock. The merger was completed on December 28, 2000.

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

On December 28, 2000, immediately following the merger, the Company received a $10 million investment from Stonehenge Opportunity Fund, LLC and Provident Bank for 100,000 shares of its Series 2000 Class A cumulative convertible preferred stock ("2000 Class A Preferred Shares"), which as of December 28, 2002 were convertible into 1,481,481 shares of its common stock. As additional consideration for the purchase of the preferred stock, the Company issued a warrant to purchase an additional 1,481,481 shares of its common stock at an exercise price of $6.75 per share, exercisable for a period of ten years from December 28, 2000. The Company also secured up to $18 million of senior secured credit from Provident and from Huntington National Bank for acquisitions.

On March 13, 2001, the Company acquired certain assets of Professional Staff Management, Inc. ("PSMI"). The purchase price of $6,664,000 included cash of $4,250,000, seller financing of $1,000,000, common shares of TEAM America, Inc. (74,074 shares), 10,000 shares of 2000 Class A Preferred Shares and 148,148 common stock warrants. PSMI was based in Salt Lake City, Utah and had clients throughout the United States, but primarily in Utah, Nevada and Ohio.

RECENT DEVELOPMENTS

Restructuring of Bank Debt and Preferred Stock

On March 28, 2003, the Company entered into certain agreements with its bank group and its 2000 Class A Preferred Shareholders. The Company entered into a Third Amendment and Waiver to its Senior Credit Facility (the "Bank Agreement") and a Memorandum of Understanding (the "Preferred Agreement") with its 2000 Class A Preferred Shareholders.

Bank Agreement

The Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

- The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $2,728,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit.

- The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note discussed below under Preferred Agreement.

-    The maturity of the Senior Credit Facility is January 5, 2004.

- The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at March 28, 2003); Tranche B - 12%, eight percent payable in cash and four percent payable in kind; and Tranche C (if drawn) - the Provident Bank's Prime Lending Rate plus five percent (9.25% at March 28, 2003).

- Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

In addition to the above terms, the Company issued to the banks 1,080,000 warrants to purchase common stock of the Company at a price of $0.50 per share. These warrants expire in seven years. The Bank Agreement states that no new indebtedness may be incurred under the facility and that any future acquisitions are subject to consent of the banks.

The Senior Credit Facility is collateralized by all of the assets of the Company.

Preferred Agreement

The Company and its Class A 2000 Preferred Shareholders agreed to restructure the preferred shareholders' investment in the Company as follows:

- The $1,500,000 Bridge Note that was to be paid from proceeds of an equity financing that would occur prior to August 9, 2002, will be converted into subordinated debt with an interest rate accruing at 14%, which shall be subordinated to the Senior Credit Facility (the "Subordinated Debt").
     The Subordinated Debt will be due June 30, 2006 along with all accrued interest.

-    The Series 2000 Preferred Shares will be exchanged by the holders for:

- $2,500,000 Class B Series 2003 Preferred Shares which will have a dividend rate of 14% and be non-voting shares. This dividend will be accrued and paid-in-kind. These shares will maintain a liquidation preference equal to par value plus accrued and unpaid dividends. The holders of these shares may, at any time, after the third anniversary of the issuance of such shares and with the consent of holders of no fewer than two-thirds of the shares, may require the Company to redeem all or any portion of such shares at par value plus accrued and unpaid dividends;

- Warrants to purchase 2,400,000 common shares of the Company at an exercise price of $0.50 per share. These warrants expire in 10 years; and

-    4,800,000 common shares of the Company.

The following table shows the pro forma capitalization of the Company as of December 28, 2002 assuming the above transactions were consummated as of that date:


                                                YEAR ENDED
                                               DECEMBER 28,            PRO FORMA
                                                  2002               ADJUSTMENTS            PRO FORMA
                                               ------------          -----------            ---------
                                                                      (UNAUDITED)          (UNAUDITED)
Bank debt...............................    $           600       $       -               $          600
Other current liabilities...............             29,132               -                       29,132
                                            ---------------                               --------------
         Total Current Liabilities......             29,732               -                       29,732

Bank debt, non-current..................              8,128          (8,128) (a)          $            -
Bank debt, Term Loan A..................                  -           5,400  (a)                   5,400
Bank debt - Term Loan B.................                  -           2,728  (a)                   2,728
Other non-current liabilities...........              4,748               -                        4,748
                                            ---------------                               --------------
         Total Non-Current Liabilities..             12,876                                       12,876

Subordinated debt.......................                  -           1,500  (c)                   1,500
Series 2003 Preferred Sock..............                  -           2,500  (d)                   2,500

Preferred stock.........................              9,552          (9,552) (d)                       -
Bridge note.............................              1,500          (1,500) (c)                       -
Other - common..........................                  -               -                            -

Shareholders' equity....................              9,603             270  (b)                       -
                                                                        700  (d)                       -
                                                          -           6,352  (d)                  16,925
                                            ---------------                               --------------
Total Liabilities and Shareholders'
   Equity...............................    $        63,263                               $       63,533
                                            ===============                               ==============

(a)  Exchange existing Bank Credit Facility for Term Loan A and Term Loan B

(b) Issue warrants to bank (1,080,000 at an assumed fair value of $0.25 per share)

(c)  Exchange Bridge Note for Subordinated Debt

(d) Exchange existing preferred for $2,500,000 new preferred; 4,800,000 common shares; 2,800,000 warrants (assumed fair value of $0.25 per share)

Restatement of 2001 and 2000 Financial Statements

During the first quarter of 2002, management became aware that the accounting applied to the issuance of preferred stock, common stock and warrants in December 2000 was not in accordance with Emerging Issues Task Force ("EITF") Issue Nos. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and 00-27 "Application of EITF Issues 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Accordingly, the Company restated its 2001 and 2000 financial statements to properly account for these transactions. The result of the restatement (as more fully described in Note 4 to the Company's financial statements) was to increase the net loss for 2000 by approximately $1,047,000, or $0.37 per share. Additionally, the allocation of amounts between preferred stock and common stock were adjusted as of December 29, 2001 and December 31, 2000. In connection with these adjustments, the Company filed restated financial statements on Form 10-K/A with the SEC on August 13, 2002.

NASDAQ Matters

On August 21, 2002, the Company received notification from the NASDAQ that it was not in compliance with the NASDAQ continued listing requirements relative to compliance with the Exchange Act. As a result of restating its 2001 and 2000 financial statements in August 2002 and its change in auditors, the Company was not able to have the restatement of its 2001 and 2000 financial statements audited in connection with the filing of its Annual Report on Form 10-K/A. As a result, the NADSAQ determined that the Company was not in compliance with the NASDAQ listing requirements and issued the delisting notification. Management responded to the delisting notification and requested a hearing regarding the matter before the NASDAQ panel. Such hearing was granted and took place on September 21, 2002. As a result of the hearing, the NASDAQ panel determined that the Company would remain listed with an "E" until such time as the Company becomes compliant with the NASDAQ listing requirements, which was deemed to be with a timely filing of this Form 10-K.

Acquisitions

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of Strategic Staff Management, Inc. ("SSMI"). The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The Company borrowed $750,000 under its Credit Facility in connection with this acquisition. SSMI operated as a PEO primarily in Nebraska and Iowa.

On May 1, 2002, the Company purchased certain assets of Inovis Corporation ("Inovis"). Under the terms of this transaction, the Company is required to pay the greater of $1,150,000, (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Inovis was based in Atlanta, Georgia and had clients throughout the United States, but primarily concentrated in Georgia.

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

The Company believes that growth in the PEO industry has been significant. The Company believes that the key factors driving demand for PEO services include
(i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations (NAPEO), have worked with the relevant governmental entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employee" relationship. While 47 states have recognized PEOs in their employment laws, many states do not explicitly regulate PEOs. However, 21 states have enacted legislation containing licensing, registration, or certification requirements, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 47 of these states. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

Two federal bills have been introduced, H.R. 2807 and S. 1305, that would formally legislate the regulation of PEOs nationally. Currently, PEOs are subject to a variety of state laws that require the Company to submit filings, maintain state specific data and incur the expense of auditing certain states separately. The Company believes that enacted federal legislation will facilitate the development of the PEO industry.

SERVICES

Client Service Teams. The Company has five regional directors who oversee a service staff consisting of Human Resource Consultants (HRC) and Human Resource Assistants (HRA). An HRC and/or HRA is assigned to each client. The HRC is responsible for the client's personnel administration, for coordinating the Company's response to client needs for administrative support and for responding to any questions or problems encountered by the client.

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

-        payroll and payroll tax administration; and

-        placement services.

Human Resources Administration. The Company provides its clients with a broad range of human resource services including on-going supervisory education and training regarding risk management and employment laws, policies and procedures. In addition, the Company's Human Resources Department handles sensitive and complicated employment issues such as employee discipline, termination, sexual harassment, and wage and salary planning and analysis. The Company provides a comprehensive employee handbook, including customized, site-specific materials concerning each worksite, to all worksite employees. In addition, extensive files and records regarding worksite employees for compliance with various state and federal laws and regulations are maintained. This extensive record keeping is designed to substantially reduce legal actions arising from lack of proper documentation.

Regulatory Compliance Management. Under its client agreement, the Company may assume responsibility for complying with many employment related regulatory requirements. Accordingly, it must comply with numerous federal, state and local laws, including:

- certain tax, workers' compensation, unemployment, immigration, civil rights, and wage and hour laws;

-        the Americans with Disabilities Act of 1990;

-        the Family and Medical Leave Act;

-        laws administered by the Equal Employment Opportunity Commission; and

-        employee benefits laws, such as ERISA and COBRA.

The Company provides bulletin boards to its clients and maintains them for compliance with required posters and notices. It also assists clients in their efforts as employers to comply with and understand certain other laws and responsibilities with respect to which it does not assume liability and responsibility. For example, while the Company may provide significant safety training and risk management services to its clients, it may not assume responsibility for compliance with the Occupational Safety and Health Act because the client controls its worksite facilities and equipment.

Employee Benefits Administration. The Company offers a broad range of employee benefit programs to its worksite employees. The Company administers such benefit programs, thereby reducing the administrative responsibilities of its clients for maintaining complex and tax-qualified employee benefit plans. By combining multiple worksite employees, the Company is able to take advantage of certain economies of scale in the administration and provision of employee benefits. As a result, the Company is able to offer to its worksite employees benefit programs that are comparable to those offered by large corporations. Eligible worksite and corporate staff employees are entitled to participate in the Company's employee benefit programs without discrimination. Such programs include life insurance coverage as well as a cafeteria plan that offers a choice of different health, dental, vision and prescription card coverage. In addition, each eligible employee may participate in a 401(k) retirement plan and a medical and dependent care reimbursement program. Each worksite employee is given the opportunity to purchase group-discounted, payroll-deducted optional life insurance and long-term disability insurance and various other discount programs.

By offering its worksite employees a broad range of large corporation style benefit plans and programs, the Company believes it is able to reduce worksite employee turnover, which results in cost savings for its clients. The Company performs regulatory compliance and plan administration in accordance with state and federal benefit laws.

Risk Management Services and Employer Liability Protection. The Company's risk management of the worksite includes policies and procedures designed to proactively prevent and control costs of lawsuits, fines, penalties, judgments, settlements and legal and professional fees. In addition, it controls benefit plan costs by attempting to prevent fraud and abuse by closely monitoring claims. Other risk management programs include effectively processing workers' compensation and unemployment claims and aggressively contesting any suspicious or improper claims. The Company believes that such risk management efforts increase its profitability by reducing liability exposure and by increasing the value of the services it provides.

Payroll and Payroll Tax Administration. The Company provides its clients with comprehensive payroll and payroll tax administration services. Subject to the client's obligation to pay, the Company as the co-employer, assumes responsibility for the obligations of clients to make federal and state unemployment and workers' compensation filings, FICA deposits, child support levies and garnishments, and new hire reports. The Company receives all payroll information, calculates, processes and records all such information, and either issues payroll checks or directly deposits the net pay of worksite employees into their bank accounts. All payroll checks are delivered either to the on-site supervisor of the worksite or directly to the worksite employees.

Placement Services. As a part of the overall employment relationship, the Company assists its clients in their efforts to hire new employees. As a result of the Company's advertising volume and contracts with newspapers and other media, it is able to place such advertisements at significantly lower prices than are available to its clients. In addition, in some cases, the Company does not have to place such advertisements because it already has multiple qualified candidates in a job bank or pool of candidates. The Company interviews, screens and pre-qualifies candidates based on criteria established in a job description prepared by it with the client's assistance and performs background checks. In addition, depending on the needs of the client, the Company may test worksite employees for skills, health, and drug-use in accordance with state and federal laws. Following the selection of a candidate, the Company completes all hiring paperwork and, if the employee is eligible, enrolls the employee in benefit programs. The Company believes that this unique approach in providing such services gives it an advantage over its competitors. These services also enable it to reduce administrative expenses and employee turnover and to avoid hiring unqualified or problem employees.

CLIENTS

Client Services Agreement. The Company's client services agreement generally is for one year and provides for an on-going relationship thereafter, subject to termination by the Company or the client upon 30 days written notice.

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

Because the Company is a co-employer, it is possible that it could incur liability for violations of certain employment laws even if it is not responsible for the conduct giving rise to such liability. The client services agreement addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages (including coverages for its clients) to manage its exposure for these types of claims, and, as a result, settlement costs with respect to this exposure have historically been insignificant to its operating results.

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

At December 28, 2002, the Company served approximately 1,500 clients and approximately 12,750 worksite employees resulting in an average of nine worksite employees per client. No single client accounted for more than 1.5% of revenues for the 12 months ended December 28, 2002. As a result of acquisitions in 1997 and 1998, the Company's clientele is geographically diverse. In 1996, approximately 94% of the client base was located in Ohio. At December 28, 2002, less than 30% of the worksite employees were located in Ohio. The client base is broadly distributed throughout a wide variety of industries, but is heavily weighted towards professional, service, light manufacturing and non-profit businesses. Exposure to higher workers' compensation claims businesses such as construction, transportation and commercial is less than 5% of the Company's total business.

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

The Company believes that the risk of a client terminating its relationship with the Company decreases substantially after the client has been associated with it for over one year because of the client's increased appreciation of its value-added services and because of the difficulties associated with a client reassuming the burdens of being the sole employer. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with services or to retain the services of a competitor. The Company did, however, experience an increase in attrition during fiscal 2002 due to the Company's efforts to change its client base to larger metropolitan areas, a change in medical insurance premiums by one of the Company's suppliers and issues faced by clients as a result of the general downturn in the economy.

SALES AND MARKETING

The Company markets its services through a direct sales force. Each of its sales personnel enters into an employment agreement that establishes a performance-based compensation program, which currently includes a base salary, sales commissions and a bonus for each new worksite employee enlisted. These employment agreements contain certain non-competition and non-solicitation provisions that prohibit the sales personnel from competing against the Company. In certain states, the non-compete agreements may have limited enforceability but non-solicitation is protected by federal trade secrets laws. The productivity of the Company's sales personnel is attributed in part to their experience in fields related to one or more of the Company's core services. The background of the Company's sales personnel includes experience in industries such as information services, health insurance, business consulting and commercial sales. Sales materials emphasize a broad range of high-quality services and the resulting benefits to clients and worksite employees.

The Company's sales and marketing strategy is to achieve higher penetration in certain existing markets by increasing sales productivity. Currently, sales leads are generated from the two primary sources of referrals and direct sales efforts. These leads result in initial presentations to prospective clients. Sales personnel gather information about the prospective client and its employees, including job classification, workers' compensation and health insurance claims history, salary and the desired level of employee benefits. The Company performs a risk management analysis of each prospective client which involves a review of such factors as the client's credit history, financial strength, and workers' compensation, and health insurance and unemployment claims history. Following a review of these factors, a client proposal is prepared for acceptable clients. Stringent underwriting procedures greatly reduce controllable costs and liability exposure.

COMPETITION

The PEO industry is highly fragmented and served by many companies operating in small geographical areas. The Company believes it is one of the largest PEOs operating on a national scale. Some of the Company's principal competitors, all of which are larger than the Company, include Administaff, Gevity HR, Inc., TeamStaff, Inc. and PEO divisions of large business service companies like Automated Data Processing, Inc. and Paychex, Inc. The Company considers its primary competition to be traditional in-house providers of human resource services.

INFORMATION TECHNOLOGY

Since October 1995, the Company has been developing and continues to develop its proprietary integrated information system based on client-server technology using an Oracle(TM) relational database. The system, called TEAM Direct(TM) allows clients to enter and submit payroll data via modem and over the Internet. The system also is used to store and retrieve information regarding all aspects of the Company's business, including human resource administration, regulatory compliance management, employee benefits administration, risk management services, payroll and payroll tax administration, and placement services. As of December 28, 2002, all Company locations were utilizing TEAM Direct(TM). The Company believes that this system will be capable of being upgraded and expanded to meet its needs for the foreseeable future.

The Company's primary information-processing center is located at its corporate headquarters near Columbus, Ohio. Other offices are connected to its centralized system through network services. Industry-standard software is used to process payroll and other commercially available software manages standard business functions such as accounting and finance. The Company maintains a back-up payroll processing facility in Atlanta, Georgia, and maintains a back up of its TEAM Direct(TM) PEO operating system. The Company also maintains a contract with a mobile recovery service as part of a disaster recovery plan for its corporate headquarters.

CORPORATE EMPLOYEES

As of December 28, 2002, the Company had 174 corporate employees located at its headquarters in Worthington, Ohio and at its offices around the country.

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

Employee Benefit Plans. TEAM America offers various employee benefit plans to its worksite employees. These plans include a multi-employer 401(k) plan, a section 125 plan, group health plans, dental and vision insurance, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to the provisions of the Internal Revenue Code and ERISA. The Company's corporate employees also participate in these plans.

In order to qualify for favorable tax treatment under the Internal Revenue Code (the "Code"), benefit plans must be established and maintained for the exclusive benefit of the Company's employees. In addition to the employer/employee threshold, pension and profit sharing plans, including plans under Code Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to the availability of, and the benefits, rights and features offered in qualified employee benefit plans.

In April 2002, the IRS issued Revenue Procedure 2002-21 ("Rev. Proc. 2002-21"). While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution plans maintained by PEO's for the benefit of worksite employees, there remain uncertainties regarding the operating and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. The Company's current, active retirement savings plan is designed and intended to be operated in accordance with the Code Section 413(c). Rev. Proc. 2002-21 also provides that if a PEO's retirement savings plan is not operated as a multiple employer retirement savings plan, the plan risks disqualification for violation of the exclusive benefit rule unless the PEO either converts the plan to a multiple employer plan or terminates the plan by December 31, 2003. The Company also maintains a "frozen" retirement savings plan that is not a multiple employer plan. The Company anticipates that it will terminate this plan in accordance with Rev. Proc. 2002-21.

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

As a creation of state law, workers' compensation is subject to change by the state legislature in each state and is influenced by the political processes in each state. Four states, including Ohio, have mandated that employers receive coverage only from state operated funds. Although Ohio maintains such a "state fund," it does allow employers that meet certain criteria to self-insure for workers' compensation purposes. The Company maintained a self-insured workers' compensation program for most of its Ohio corporate and worksite employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees until December 31, 2002. The Company records workers' compensation expense for the historical loss sensitive programs based upon the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported claims. Under the Ohio self-insured program, the Company was self-funded up to $250,000 per occurrence through December 31, 2001 and $500,000 per occurrence for the period January 1, 2002 through May 31, 2002 and purchased private insurance for individual claims in excess of that amount. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost.

Under its insured program for non-Ohio employees that was in existence for 2002 and prior years, the Company has a per claim retention limit of $500,000 for the first two occurrences and $250,000 per occurrence thereafter. For the insurance program covering the periods July 1, 1999 through September 30, 2000, October 1, 2000 through December 31, 2001 and January 1, 2002 through December 31, 2002, the aggregate caps are estimated to be $4,176,000, $4,950,000 and $9,000,000, respectively.

Effective January 1, 2003, the Company participates in fully insured workers' compensation programs provided by Cedar Hill Zurich, various other regional insurers and certain state workers' compensation funds. Under these programs, the Company's maximum cost is represented by the premiums paid to these insurers.

Other Employer Related Requirements. As an employer, the Company is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the Americans with Disabilities Act of 1990, the Family Medical Leave Act, the Occupational Safety and Health Act and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination and sexual harassment. The definition of employer may be broadly interpreted under these laws.

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

ITEM 2.  PROPERTIES.

The Company leases office facilities in Worthington, Ohio, Las Vegas, Nevada, Dallas and Midland, Texas, Atlanta, Georgia, Salt Lake City, Utah and Bethesda, Maryland. Its corporate headquarters is located in Worthington, Ohio, a suburb of Columbus, Ohio, in two leased buildings that house its executive offices and operations for central Ohio worksite employees. Other offices are used to service local PEO operations and are also leased. The Company believes that its current facilities are adequate for its current needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company does not believe that any such pending legal proceedings, individually or in the aggregate, will have a material adverse effect on its financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was quoted on the Nasdaq National Market under the symbol "TMAM" from the commencement of its initial public offering on December 10, 1996 until October 1, 1999, when the Company's common stock began trading on the Nasdaq SmallCap Market. Following the merger with Mucho.com, Inc. on December 28, 2000, the Company's trading symbol was changed to "TMOS." Since August 23, 2002, the Company's trading symbol has been "TMOSE." The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock, as reported on the Nasdaq SmallCap Market.


CALENDAR PERIOD                                                                             COMPANY COMMON STOCK
---------------                                                                             --------------------
                                                                                            HIGH              LOW
                                                                                            ----              ---
Fiscal 2001:
    First Quarter...................................................................    $       5.06      $        2.50
    Second Quarter..................................................................    $       3.54      $        2.50
    Third Quarter...................................................................    $       3.30      $        2.51
    Fourth Quarter..................................................................    $       5.30      $        2.70

Fiscal 2002:
    First Quarter ..................................................................    $       3.98      $        2.11
    Second Quarter..................................................................    $       3.60      $        1.90
    Third Quarter...................................................................    $       2.50      $        0.25
    Fourth Quarter..................................................................    $       0.71      $        0.10

Fiscal 2003:
    First quarter (through March 26, 2003)..........................................    $       0.58      $        0.32

As of March 26, 2003, the number of record holders of the Company's common stock was approximately 247. The closing sales price of the common stock on March 26, 2003 was $0.48.

The Company has not paid any cash dividends to holders of its common stock and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The payment of any future dividends is currently contingent upon approval of the Company's 2000 Class A Preferred Shareholders and its lenders.

In April 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its 2000 Class A Preferred Shareholders. In connection with these agreements, the Company issued 166,667 shares of common stock for $500,000. In addition, the purchaser received a warrant to purchase 100,000 shares of common stock exercisable at $3.00 per share.

In March 2001, the Company received $1 million from the issuance of additional 2000 Class A Preferred Shares. As additional consideration for the purchase, the Company issued a warrant to purchase an additional 148,148 shares of common stock exercisable at $6.75 per share.

In connection with the purchase of substantially all of the assets of Professional Staff Management, Inc., the Company issued 74,074 common shares.

The following table sets forth information about the Company's common stock that may be issued under the Company's existing equity compensation plans as of December 28, 2002:

                                                  NUMBER OF SHARES     WEIGHTED AVERAGE         NUMBER OF
                                                 TO BE ISSUED UPON         PRICE OF       SECURITIES REMAINING
                                                    EXERCISE OF          OUTSTANDING          AVAILABLE FOR
                                                      OPTIONS              OPTIONS           FUTURE ISSUANCE
                                                      -------              -------           ---------------
Equity compensation plans approved by
  security holders........................           1,289,000            $   5.93                523,000


ITEM 6.  SELECTED FINANCIAL DATA.

SUMMARY OF TEAM AMERICA, INC. SELECTED FINANCIAL DATA

The following table presents summary selected financial data of TEAM America, Inc. as of and for the period from July 8, 1999 to December 31, 1999, and as of and for the years ended December 28, 2002, December 29, 2001 and December 31, 2000. This
financial data should be read in conjunction with TEAM America, Inc.'s historical financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

The reported results for 1999 and 2000 are those of Mucho.com, Inc. No PEO results are provided for fiscal years 1999 and 2000.

                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                             PERIOD FROM
                                                YEAR ENDED           YEAR ENDED         YEAR ENDED          INCEPTION TO
                                               DECEMBER 28,          DECEMBER 29,      DECEMBER 31,         DECEMBER 31,
                                                  2002                  2001               2000                 1999
                                                  ----                  ----               ----                 ----
Statement of Operations Data:
Revenues  (2)...........................    $        58,939       $       57,036       $           51        $          -
                                            ---------------       --------------       --------------        ------------
Cost of Services........................             38,334               37,167                    -                   -
                                            ---------------       --------------       --------------        ------------
Gross Profit............................             20,605               19,869                   51                   -
                                            ---------------       --------------       --------------        ------------
Expenses:
   Administrative salaries..............             11,377               10,743                5,651                 883
   Other selling, general and
      administrative expenses...........              7,925                7,588                2,468                 271
   Depreciation and amortization........              1,414                2,808                  262                  20
   Restructuring charges................                738                1,834                  654                   -
   Systems and operations development
      costs ............................                312                    -                    -                   -
                                            ---------------       --------------       --------------        ------------
      Total operating expenses..........             21,766               22,973                9,035               1,174
                                            ---------------       --------------       --------------        ------------
      Loss from operations..............             (1,161)              (3,104)              (8,984)             (1,174)
                                            ----------------      ---------------      ---------------       -------------
   Interest expense.....................             (1,672)              (1,051)                (512)                (80)
                                            ----------------      ---------------      ---------------       -------------
   Income tax benefit (expense).........                982                  (35)                   -                   -
                                            ---------------       ---------------      --------------        ------------
Net loss................................             (1,851)              (4,190)              (9,496)             (1,254)
Deemed dividend (1).....................                                       -               (1,047)                  -
Preferred stock dividends...............             (1,224)              (1,100)                   -                   -
                                            ----------------      ---------------      --------------        ------------
Net loss attributable to common
   shareholders (1).....................    $        (3,075)      $       (5,290)      $      (10,543)       $     (1,254)
                                            ================      ===============      ===============       =============
Net loss per common share
   Basic and diluted (1)................    $         (0.38)      $       (0.72)       $        (3.74)       $      (0.66)

Balance Sheet Data:
Working capital deficit.................    $        (9,241)      $       (8,222)      $       (4,803)       $       (957)
Total assets............................    $        63,263       $       58,844       $       56,960        $        292
Long-term obligations...................    $        12,876       $       13,044       $        3,665        $         62
Total shareholders' equity (deficit) (1)    $         9,603       $       12,064       $       17,021        $       (803)

(1). As described in Note 4 to the Company's Consolidated Financial Statements, the Company's Statements of Operations and of Cash Flows for the year ended December 31, 2000 and its Balance Sheets and Statements of Changes in Shareholders' Equity at December 29, 2001 and December 31, 2000 have been restated.

(2). As described in Note 2 to the Company's Consolidated Financial Statements, revenues for 2001 have been reclassified to conform to the 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company has operated as a Professional Employer Organization ("PEO") actively since 1986 as TEAM America. The Company participated in a reverse merger with Mucho.com (based in Lafayette, California) on December 28, 2000, which had operated as an Online Business Center ("OBC") since July 1999.

PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the administrative service fees, health insurance, workers' compensation charges and employer paid unemployment insurance. These charges, along with gross payroll, payroll taxes and retirement benefits are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, credit exposure and the required resources to service the account. Because the pricing is negotiated separately with each client and varies according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix. Costs of services in the Company's Statement of Operations are reflective of the type of revenue being generated. Costs of services include health insurance, workers' compensation insurance and unemployment insurance costs. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees or all other states ("AOS") until December 31, 2002. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost. Effective January 1, 2003, the Company participates in fully insured workers' compensation programs provided by Cedar Hill Zurich, various other regional insurers and certain state workers' compensation funds. Under these programs, the Company's maximum cost is represented by the premiums paid to these insurers. The Company does not provide workers' compensation coverage to non-employees of the Company. The AOS workers' compensation insurance program provider was The Hartford Insurance Company ("Hartford") for the period July 1999 through December 2002.

With respect to the historical loss sensitive programs, the Company records in cost of services a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses.

As of December 28, 2002, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and variables such as timing of payments are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments and adjust the reserves as deemed appropriate.

The Company's clients are billed at fixed rates determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs included in the client's contractual rate, the Company may be unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of Strategic Staff Management, Inc. ("SSMI"). The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The Company borrowed $750,000 under its Credit Facility in connection with this acquisition. SSMI operated as a PEO primarily in Nebraska and Iowa.

On May 1, 2002, the Company purchased certain assets of Inovis Corporation ("Inovis"). Under the terms of this transaction, the Company is required to pay the greater of $1,150,000, (the "Minimum Price") or a factor of gross profits generated by the Inovis business over the 24 months beginning May 2002 and ending April 2004. Inovis was based in Atlanta, Georgia and had clients throughout the United States, but primarily concentrated in Georgia.

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

The Company bills its clients for workers' compensation and unemployment costs at rates that vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) to cover the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its typical standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including, without limitation, statutory increases in employment taxes and insurance. Any such adjustment that relates to changes in direct costs is effective as of the date of the changes, and all changes require 30 days' prior notice.

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes amounts billed to clients for administrative fees, health insurance, workers' compensation and unemployment insurance as revenues as the Company acts as a principal with regards to these matters. Amounts billed for gross payrolls (less employee health insurance contributions), employer taxes and 401(k) matching are recorded net as the Company is deemed to act only as an agent in these transactions. The Company recognizes in its balance sheet the entire amounts billed to clients for gross payroll and related taxes, health insurance, workers' compensation, unemployment insurance and administrative fees as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite employees that have not yet been billed to the client at the end of an accounting period. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded as accrued compensation at the end of an accounting period.

Because the acquisition of TEAM America Corporation occurred on December 28, 2000, the Company recognized no revenue or expenses related to the PEO business segment prior to 2001. Unbilled revenues on the balance sheet at December 31, 2000 represent amounts generated by TEAM America Corporation prior to the acquisition and billed to clients after the acquisition.

Workers' Compensation. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees until December 31, 2002. The Company records workers' compensation expense for the loss sensitive programs based upon the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported claims. Under the Ohio self-insured program, the Company was self-funded up to $250,000 per occurrence through December 31, 2001 and $500,000 per occurrence for the period January 1, 2002 through May 31, 2002 and purchased private insurance for individual claims in excess of that amount. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost.

Under its historical insured program for non-Ohio employees, the Company has a per claim retention limit of $500,000 for the first two occurrences and $250,000 per occurrence thereafter. For the insurance program covering the periods July 1, 1999 through September 30, 2000, October 1, 2000 through December 31, 2001 and January 1, 2002 through December 31, 2002, the aggregate caps are estimated to be $4,176,000, $4,950,000 and $9,000,000, respectively.

In addition to providing the claims expense under the plan, as described above, the Company was required to "pre-fund" a portion of the estimated claims under the non-Ohio program. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods in the insurance contract to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding.

Effective January 1, 2003, all workers' compensation coverage has been obtained on a guaranteed cost basis, so that the premiums for any program represents the Company's maximum liability.

Goodwill. Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company no longer amortizes goodwill, but is required to test for impairment on an annual basis and at interim periods if certain factors are present that may indicate that the carrying value of the reporting unit is greater than its fair value. The Company has determined that it operates as a single reporting unit, therefore, any potential goodwill impairment is measured at the corporate level.

In connection with the adoption of SFAS No. 142, management, in determining its methodology for measuring fair value, assessed that its market price may not be reflective of fair value due to various factors, including that the Company's officers, directors and significant shareholders own a controlling interest in the Company's common shares and, as a result, that the market may be illiquid at times with regard to the remaining shares as such shares are thinly traded. Accordingly, in order to assess fair value of the Company, management determined that a number of measures should be considered, including but not limited to, market capitalization of the Company, market capitalization of the Company plus a "control" premium, discounted projected earnings before interest, depreciation and amortization (EBITDA), multiples of sales and EBITDA as compared to other industry participants and comparison of historical transactions.

SFAS No. 142 required that the Company adopt an annual date at which it would test for impairment of goodwill. In connection with the adoption of this statement, the Company chose the end of the third quarter as its date to test for such impairment. At the end of the third quarter of fiscal year 2002, management determined that no impairment existed using the following calculations and assumptions:

- The common shareholders' equity of the Company at the end of the third quarter of 2002 was $9,481,000.

- Calculations and assumptions used in the determination of fair value included the following:

         - Market capitalization of the Company based on the closing price of the Company's common shares on September 27, 2002 was $0.70 per share. Using this market price, the Company's market capitalization at the end of the third quarter of fiscal year 2002 was approximately $5,751,000.

         - Market capitalization plus a "control" premium assumed to be 20% was approximately $6,901,000.

         - The Company prepared a discounted EBITDA analysis based upon the Company's forecast EBITDA (before restructuring charges) for 2002 and applying certain growth factors for 2003 through 2007. The significant assumptions used in these calculations included:

                  - Fiscal year 2003 EBITDA was estimated assuming a gross margin similar to 2002 and certain changes in the Company's business, including the impact of 2002 restructuring.

                  - Management assumed the following growth rates in gross margin: 2004-10%, 2005-8%, 2006-6%, and
                           2007-4%. Corporate payroll and selling, general and administrative expenses were assumed to remain at similar levels relative to gross margin.

                  - A 20% discount rate was used as well as a 20% "control" premium.

                  - Using the above assumptions, the discounted EBITDA was calculated to be approximately $35,760,000. In order to arrive at a value attributable to the common shares, management reduced this amount by the Company's outstanding senior debt of $8,744,000 and the amount for preferred shareholders of $9,235,000. The residual amount of $17,781,000 was used as the estimate of fair value of the Company under this methodology.

In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in
Note 4. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price is a temporary event related to the potential delisting and not due to fundamental changes in the business. Management believes that shortly following a timely filing of this 10-K, the appended "E" will be removed.

Based upon management's determination that the market capitalization was not necessarily reflective of fair value, the other measurement factors were heavily considered in this analysis, the most significant being the discounted EBITDA model that yielded a value of approximately $17,781,000. In order to reconcile this back to the market capitalization, management assessed the market price ($1.36) immediately prior to the press release regarding delisting and the average market price ($1.54) for the quarter. Based on each of these measures, the market capitalization of the Company would have been $11,173,000 using the market price of $1.36 per share and $12,652,000 using the average price of $1.54 per share for the third quarter of 2002.

After assessing all of the information regarding fair value as outlined above, management determined that as of the end of the third quarter, no impairment charge of goodwill was required. Had the Company used only the market capitalization of the Company as a measure of fair value, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $3,484,000.

During the fourth quarter of 2002, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter that would more likely than not reduce the fair value of the Company. Management believes that during the fourth quarter positive developments occurred, including improvement in EBITDA and the signing of a Forbearance Agreement with its banks. Moreover, management assessed that the stock price had continued to trade in a range of approximately $0.40 per share to $0.70 per share subsequent to the third quarter. Consistent with their conclusions at the end of the third quarter, management determined that the market price was not reflective of fair value due to the appended "E" denoting potential delisting of its common shares and, therefore, was not an indicator that potential impairment may exist.

Management will continue to assess the potential indicators of impairment, including the Company's common stock price during 2003. If after removal of the appended "E" to the Company's trading symbol, the common stock price does not positively change, management believes that the declined stock price may then be an indicator of potential impairment and will perform an interim test at that time. Should the market price of the Company's common stock not improve, management believes that this test may be performed as early as the second quarter of 2003. Had management performed the same test of fair value as of the end of the year that was applied at the end of the third quarter, management believes that the results would have been similar to those described above for the third quarter. Accordingly, management does not believe that this test would have resulted in an impairment charge. Had an interim impairment test been required and had management used only the market capitalization of the Company to measure fair value at December 28, 2002, an impairment charge would have been required. Management estimates that the minimum required charge under this methodology market capitalization would have been approximately $5,413,000.

There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of market price should have been used in valuation of goodwill. As previously stated, the use of only quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $5,413,000 at December 28, 2002.

During 2001, the Company recognized $1,783,000 of amortization expense related to goodwill. Had the Company adopted SFAS No. 142 as of the beginning of 2001, $1,783,000 of amortization expense would not have been recognized and net loss would have decreased by $1,783,000 and loss per share attributable to common shareholders would have decreased by $0.24 per share.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

REVENUES

For the fiscal year ended December 28, 2002, total revenues increased by $1,903,000, or 3.34%, as compared to the fiscal year ended December 29, 2001. This higher revenue is a result of the combination of the Company's efforts during 2002 and 2001 to focus its sales efforts in certain major metropolitan markets, where clients represent lower risk and have higher gross margin potential and the revenue added by two market acquisitions, which was partially offset by a decline in worksite employees in the Company's existing client base at the beginning of the year. As a result of the above factors, the average number of paid worksite employees during 2002 decreased to 12,849 from 14,154 in 2001, or a reduction of 9.22%. At the same time, the average revenue per worksite employee increased to $4,587 in 2002 from $4,030 in 2001, representing an increase of 13.82%.

During 2002, the Company added incremental worksite employees through its acquisitions of SSMI and Inovis. From their respective dates of acquisition, SSMI contributed 712 and Inovis contributed 2,008 average worksite employees. On an annualized basis, revenues per worksite employee for SSMI were $3,687 and for Inovis were $7,732. Excluding the effect of these acquisitions, average paid worksite employees decreased to 10,917 from 14,154, or 22.87%, while the revenue per worksite employee increased to $4,618 from $4,030, or 14.59%.

COST OF REVENUE/GROSS PROFIT

For the fiscal year ended December 28, 2002, gross profit was $20,605,000, or 34.96% of revenues compared to the fiscal year ended December 29, 2001 gross profit of $19,869,000, or 34.84% of revenues, representing an increase in gross profit of $736,000, or 3.70%. This increase in gross profit is primarily attributable to the Company's focus on lower risk higher margin business in major metropolitan markets. Gross margin per average paid worksite employees increased to $1,604 in 2002 from $1,404 in 2001, resulting in an increase of $200, or 14.25%. The annualized gross profit per average paid worksite employee for the clients acquired through the SSMI acquisition was $784 and the Inovis acquisition was $1,058. Excluding the impact of these acquisitions, gross profit per average paid worksite employee increased by $311, or 22.15%, to $1,715 in 2002.

OPERATING EXPENSES

For the fiscal year ended December 28, 2002, total operating expenses were $21,766,000, or 36.93% of revenues, compared to $22,973,000, or 40.28% of revenues, for the fiscal year ended December 29, 2001. This decrease of $1,207,000, or 5.25%, is due to a decrease in depreciation and amortization expense of $1,394,000 and a decrease in restructuring costs charges of $1,096,000 partially offset by increases in corporate administrative salaries of $634,000, an increase in other selling, general and administrative expenses of $337,000 and certain expenses related to systems development of $312,000.

Depreciation and amortization expense decreased primarily as a result of the elimination of amortization expense related to goodwill. During 2001, the Company recorded $1,783,000 of goodwill amortization expense that was not recognized in 2002. This decrease was offset by additional amortization expense incurred during 2002 as a result of the acquisitions of SSMI and Inovis. During 2002, the Company recorded $211,000 of amortization expense related to customer relationships acquired in those acquisitions.

The Company continued its efforts to reduce costs in 2002 through the consolidation of operating centers and the associated elimination of corporate positions. During 2002, the Company recognized $738,000 of restructuring costs associated with these efforts compared to $1,834,000 in 2001. The 2002 restructuring costs include $158,000 paid in employee severance, $199,000 related to employee relocation and $381,000 for leases related to sales and services offices, as well as a payroll processing center closed during the year.

Corporate administrative salaries were $11,377,000, or 19.30% of revenue, in 2002 compared to $10,743,000, or 18.84% of revenue, in 2001, representing an increase of $634,000, or 5.90%. During 2002, the Company reduced its corporate payroll headcount from 209 at the beginning of the year to 174 at the end of the year. A significant portion of this reduction was attributable to the consolidation of sales and service offices and the closing of a payroll processing center. These consolidations took place during the fourth quarter 2002; therefore, a significant portion of the savings were not realized in 2002. Additionally, the Inovis acquisition was primarily operated as a stand-alone business from the date of acquisition, May 2002, through its integration into the Company's operating systems in November 2002. This resulted in additional headcount and payroll dollars through 2002.

Other selling, general and administrative expenses were $7,925,000, or 13.45% of revenues, in 2002 compared to $7,588,000, or 13.3% of revenues, in 2001, representing an increase of $337,000, or 4.44%.

Significant increases in selling, general and administrative expense categories included professional fees of $413,000, banking fees of $140,000, rent of $130,000, other consulting fees of $106,000, corporate insurance of $82,000, investor relations of $78,000 and marketing costs of $49,000. These increases were partially offset by decreases in bad debt expense of $156,000, temporary labor of $68,000 and information technology consulting of $39,000.

Professional fees increased primarily due to the Company's change in auditors during the year, as well as costs associated with restating its 2001 and 2000 financial statements. Additional professional fees were also incurred as a result of the potential NASDAQ delisting. Rent and marketing costs increased primarily as a result of having a full year of operations in Dallas, Texas compared to only three months in fiscal 2001, as well as the addition of markets in Omaha, Nebraska and Atlanta, Georgia through acquisitions. Banking fees increased as a result of additional cost incurred related to cash collections from clients associated primarily with moving a substantial number of clients from ACH collection to wire. Other consulting fees increased primarily due to costs associated with various advisors regarding capital raises and/or strategic opportunities. Corporate insurance increased due to related premium increases.

The reduction in bad debt expense is primarily attributable to concerted efforts on behalf of the Company to adhere to strict financial underwriting criteria, as well as the elimination of certain credit risk due to the changing demographics of its book of business. Temporary labor and information technology consulting costs decreased primarily as a result of no significant systems charges or issues such as those incurred in 2001 surrounding the implementation of the Great Plains accounting system.

RESTRUCTURING AND OTHER COSTS

The Company incurred $738,000 of restructuring costs during 2002 compared to $1,834,000 in 2001. The 2002 restructuring was primarily focused on the Company's consolidation of operations and the associated relocation of key personnel, as well as the resultant rationalization of the Company's workforce. In connection with this restructuring, the Company closed several sales and service offices, as well as a payroll processing center. The major components of this restructuring charge included relocation costs of $199,000, employee severance of $158,000 and costs associated with building leases of $381,000.

As a result of the problems associated with the implementation of the Great Plains accounting system in 2001, the Company hired an outside consultant to assist in the assessment of and to make recommendations regarding improvements to the Company's information systems and processes. The Company incurred $312,000 of costs associated with this project.

OPERATING LOSS

For the fiscal year ended December 28, 2002, the Company's operating loss was $1,161,000 compared to $3,104,000 for the fiscal year ended December 29, 2001. This improvement of $1,943,000 was attributable to the combination of factors discussed in Gross Profit and Operating Expenses above.

INTEREST EXPENSE

For the fiscal year ended December 28, 2002, the Company incurred $1,565,000 of interest expense compared to $863,000 for the fiscal year ended December 29, 2001. The increase in net interest expense of $702,000 is attributable to interest on the bridge note of $81,000, amortization of warrants issued in connection with the bridge note of $105,000, increased interest associated with capital leases of $74,000, an increase in interest associated with an interest rate swap instrument of $128,000 and an increase in amortization of deferred financing costs of $371,000 offset by other changes, net of $49,000.

The increase in amortization of deferred financing costs is primarily attributable to amounts paid by the Company related to entering into an Omnibus Forbearance Agreement in October 2002. These costs included legal fees, consulting fees and a $100,000 forbearance fee. As the term of the Forbearance Agreement was six months, the Company is amortizing these costs over that period.

In connection with its Credit Facility, the Company was required to enter into an interest rate swap agreement. This instrument has not been designated as a hedge. Accordingly, changes in the fair value of this instrument are recorded as a gain or loss in the Company's financial statements. The Company recorded expense representing losses due to the change in fair value of this instrument of $107,000 during 2002 and $188,000 during 2001.

INCOME TAX BENEFIT

For the fiscal year ended December 28, 2002, the Company recorded a federal income tax benefit of $1,067,000. The Company incurred certain state and local income tax expense of approximately $85,000. The tax provision in the fiscal year ended December 29, 2001 related entirely to state and local taxes. The significant change in federal income taxes for 2002 is primarily due to a change in tax law during 2002 that allowed the carryback of net operating losses for five years as opposed to the prior law of three years. This change in tax law allowed the Company to carryback its net operating losses and recover previously paid taxes. The Company continues to carry net deferred tax assets related to certain temporary differences. A valuation allowance has been provided for all deferred tax assets related to net operating loss carryfowards. Management believes that it is more likely than not that the remaining deferred tax assets are realizable primarily through various tax planning strategies.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The Company incurred a net loss of $1,851,000 in its fiscal year ended December 28, 2002 compared to $4,190,000 in its fiscal year ended December 29, 2001. This improvement is due to the factors described above. The Company recorded preferred stock dividends of $1,224,000 during fiscal year 2002 and $1,100,000 during fiscal year 2001. After the preferred stock dividend, the Company had a net loss attributable to common shareholders of $3,075,000, or $0.38 per share, for the fiscal year ended December 28, 2002 and $5,290,000, or $0.72 per share, for the fiscal year ended December 29, 2001.

The weighted average number of shares used in the calculation of per share loss attributable to common shareholders for the fiscal years ended December 28, 2002 and December 29, 2001, excludes options, warrants and convertible preferred stock, as their inclusion would be anti-dilutive.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

The Company's revenue changed substantially from the 2000 and 1999 fiscal years. The Company's reported results for 1999 were those of the Mucho.com Internet operations based in Lafayette, California. Accordingly, no meaningful comparison can be made on the Company's overall results for fiscal years 2001 to 2000.

The Company's revenues for the fiscal year ended December 2001 were $57,036,000, of which $78,000 was related to the Mucho.com Internet operations. This compares to Mucho.com's reported revenue for fiscal year 2000 of $51,000, which represents an increase of 52.9%. The Mucho.com Internet operations were closed in Lafayette, California by December 29, 2001.

Costs of services for fiscal year 2001 were $37,167,000. As a percentage of revenue, cost of services for fiscal year 2001 was 65.16%.

Gross profits were $19,869,000 for fiscal year 2001. Gross profits, as a percentage of revenue, were 34.84% for the fiscal year 2001. Additional expenses were incurred as a result of the events surrounding the September 11th tragedy. These expenses, totaling $149,000, were primarily due to additional charges associated with the delivery of payroll by ground and other available means due to the problems associated with air freight around the country.

Selling, general and administrative expenses ("SG&A") for fiscal 2001 amounted to $7,588,000, or 13.30% of revenue. The Company incurred expenditures to open a new Dallas office ($250,000), the PSMI integration costs ($683,000), the closure of certain offices (Boise, Memphis, Orlando, and Orem, UT [$150,000]), and additional IT consulting and programming capacity to expand the Company's processing capabilities as it continued to integrate new books of business and open new offices during the 2002 fiscal year. Difficulties associated with previous accounting software platforms along with the implementation challenges associated with the Company's new platform caused the Company to file its third quarter 10-Q late and to incur some additional expenses. This resulted in additional expenses of approximately $300,000. The Company implemented a new accounting platform to help prevent this from occurring in the future.

Depreciation and amortization was $2,808,000 in fiscal year 2001 primarily due to amortization of goodwill from the acquisitions of TEAM America in December 2000 and PSMI in March 2001, offset by a reduction in depreciation expense from assets that were fully depreciated in fiscal 2001.

In conjunction with the integration of the TEAM America acquisition, the Company incurred $1,834,000 of restructuring charges. The charges related primarily to exit costs associated with the on-line business center, including the relocation of certain key executives, employee severance and the write-down of impaired assets. Total restructuring costs were 3.22% of revenues.

Interest expense in fiscal year 2001 was $1,051,000 as the Company's indebtedness reached $9,049,000. Including letters of credit with regards to the Company's workers' compensation programs in Ohio and with the Hartford Insurance Company, the Company's total indebtedness was approximately $11,000,000.

Income tax expense for fiscal year 2001 was $35,000. The Company has substantial net operating losses carried forward from Mucho.com that, while limited in the amount that can be used in one individual year by Internal Revenue Code provisions, will permit the Company to reduce its tax expense in the future based upon the Company generating operating income.

Net loss for fiscal year 2001 was $4,190,000. The Company's 2001 fiscal year was characterized by a downturn in the economic climate, the tragic events of September 11th and the aftermath of a hardening insurance market. These market dynamics provided management with challenges as it undertook plans to transition the TEAM America book of business to a lower risk profile. The Company's workers' compensation manual rate dropped from $3.20 to $2.84 per $100 of payroll year over year. This reduction, as well as the introduction of a new pricing structure, allowed the Company to increase its gross margin from $1,186 to $1,404 per worksite employee, representing an increase of approximately 18%. Historically, the number of worksite employees is positively correlated to changes in the employment rate. This suggests that as the percentage of the country or region's available workforce becomes employed increases then the Company's number of worksite employees will increase as well. This important factor will be a good indicator of the change in the Company's revenue and worksite employee count in the future.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,452,000 for the fiscal year ended December 28, 2002 compared to net cash provided by operating activities of $664,000 for the fiscal year ended December 29, 2001. This decrease in cash flow from operations of $4,116,000 is primarily due to an increase in accounts receivable of $3,036,000 and increases in prepaid expenses and other assets of $1,122,000, offset by an increase in accounts payable and other liabilities of $1,451,000. The increase in accounts receivable is due to changes in the mode of payments by clients. In connection with the Company entering into the Omnibus Forbearance Agreement with its lenders, the Company agreed to reduce the number of clients that pay via Automated Clearinghouse transactions. While the Company converted many of its larger clients to payment by wire, this method of payment is uneconomical for many of the Company's smaller clients. Accordingly, a substantial number of smaller clients are now paying via check which has caused accounts receivable to increase due to the timing of deposits of such checks. Additionally, for fiscal year 2001, the Company received $1,490,000 of prepayments related to client payrolls after year-end, which reduced the unbilled receivables. For fiscal year 2002, the corresponding amount was $756,000. This difference is due to month-end payrolls (December 31) being on the Monday following the December 29, 2001 year-end but not being until Tuesday for the year ended December 28, 2002. As such, a substantial portion of those payrolls were paid prior to year-end in fiscal 2001. The increase in prepaid expenses and other assets is due to payments made related to the Company's workers' compensation programs. Deposits made for future claims payment under the Company's loss sensitive workers' compensation program for the program years 1999 - 2002 increased by $1,008,000 during fiscal year 2002. Additionally, as a result of the Company's transition from loss sensitive workers' compensation programs to fully insured programs for fiscal 2003, the Company made substantial deposit and prepayments in order to participate in such programs. These deposits and prepayments were $810,000 as of December 28, 2002. No such corresponding deposit or prepayments were required at December 29, 2001.

Net cash used in investing activities was $765,000 for the fiscal year ended December 28, 2002 compared to $5,688,000 for the fiscal year ended December 29, 2001. The primary use of cash for investing activities for fiscal year 2002 was $300,000 for the acquisition of customer relationship rights from SSMI and a related non-compete agreement and $250,000 for the acquisition of certain assets of Inovis. During fiscal year 2001, the Company used $4,250,000 related to the acquisition of PSMI. Property and equipment additions were $215,000 during fiscal 2002 and $1,438,000 during fiscal year 2001. Other equipment additions during 2002 were funded primarily through capital leases.

Net cash provided by financing activities in 2002 was $2,770,000 compared to net cash used in financing activities in 2001 of $4,454,000. The net cash provided by financing activities during fiscal year 2002 was $1,696,000 from checks drawn in excess of bank balances, $750,000 from borrowing under the Company's Bank Credit Facility, $1,500,000 from a Bridge Loan and $500,000 from the issuance of common stock. The sources of cash were offset by financing uses of cash of $900,000 of payments on bank debt, $320,000 payments on capital leases and $456,000 payment of financing costs. The checks drawn in excess of bank balances is primarily a timing function related to the Company's cash inflows from clients being distributed between electronic payments and cash payments and the majority of the Company's cash outflows for worksite employees payrolls and tax remittances being paid electronically. The $750,000 borrowed under the Company's Bank Credit Facility was used in connection with the SSMI acquisition. The proceeds of the $1,500,000 bridge loan and the $500,000 from the issuance of common stock were used for working capital purposes. The net cash flow used in financing activities for fiscal year 2001 was primarily the payment of $11,622,000 related to a stock repurchase in connection with the TEAM America and Mucho.com reverse merger transaction and $755,000 in financing costs associated with the same transaction. During 2001 the Company made two draws totaling $8,250,000 under its Credit Facility. The Company borrowed $4,000,000 in January 2001 under this facility in connection with the TEAM America and Mucho.com merger. In March 2001, an additional $4,250,000 was borrowed in connection with the Company's acquisition of PSMI.

In connection with the borrowing of $750,000 in March 2002, the Company and its lenders agreed to temporarily reduce the Credit Facility from $18,000,000 to $14,000,000. As of December 28, 2002, the Company had outstanding loans against the Credit Facility of $8,728,000 and outstanding letters of credit of $914,000.

As a result of the SSMI transaction completed March 1, 2002, and the Inovis transaction completed May 1, 2002, the Company has added incremental gross margin to its operations, which contributes to cash flow from operations. In addition to the incremental gross margin from these transactions, the Company is continually evaluating its operating expenses and is in the process of implementing various cost-saving measures, including the active restructuring of corporate payroll costs.

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase Agreement with one of its 2000 Class A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock for $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company, which was due August 9, 2002, and bore interest at 15% per annum.

Effective September 30, 2002, the Company and its senior lenders entered into an Omnibus Forbearance and Modification Agreement (the "Forbearance"), which ends on the earlier of March 31, 2003 or the date of Forbearance Default, as defined in the Forbearance (the "Forbearance Period"). Under the terms of the Forbearance, the senior lenders forbear from exercising any other rights or remedies available to them with regards to the covenant violations under the Credit Facility. In connection with the Forbearance, the Company is obligated to pay interest only on a monthly basis as required under the terms of the Credit Facility. All unpaid principal and interest is due and payable on April 1, 2003. During the Forbearance Period, interest will accrue at the default rate of prime plus four (8.25% at December 28, 2002), but the Company is only required to pay interest monthly at a rate of prime plus one (5.25% at December 28, 2002). In addition to the payment of principal and interest, the Company is required to pay a $100,000 Forbearance Fee at the end of the Forbearance Period. The terms of the Forbearance include monthly financial covenants that must be maintained by the Company, the most stringent being the maintenance of minimum monthly Earnings Before Interest, Taxes, Depreciation and Amortization. At December 28, 2002, the Company was in compliance with these covenants.

The Forbearance also precludes the Company from (i) making any distributions with respect to its preferred and/or common shares; (ii) making any payments with respect to indebtedness that has been subordinated to the Credit Facility;
(iii) making any pay increases or loans to executive officers; and (iv) making any payment not in the ordinary course of business. Additionally, the Company may not make any acquisitions that require capital outlays during the Forbearance Period without lenders approval. The Company is required to engage a financial consultant to conduct an analysis of the Company's cash flow projections and to provide a written report to the lenders regarding such analysis.

As a result of the default and Forbearance, the Company's debt outstanding under the senior credit facility is classified in the Company's balance sheet as a current liability at December 28, 2002.

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

Additionally, should the Company be in default of the Series A Preferred Securities Purchase Agreement, the dividend rate on the 2000 Class A Preferred Shares would be increased to 20% thereafter, and the holders of such shares would be entitled to an extraordinary special dividend in an amount equal to what would have been recorded had all previously declared dividends at 9.75% been accrued at 20%. Under the terms of the Forbearance, the Company is currently in a cure period; accordingly, the preferred shares are not deemed to be in default. On March 28, 2003, the Company entered into certain agreements with its bank group, which are described below, and have in effect terminated the Forbearance. See below "Restructuring of Bank Debt and Preferred Stock."

In addition to the above, the $1,500,000 Bridge Note was due on August 9, 2002. In accordance with the terms of the agreement, this note can only be paid out of an equity financing occurring prior to August 9, 2002. Since no such financing occurred, the note has been classified as mezzanine equity in the accompanying balance sheet. Ongoing discussions with the Related Party as to the ultimate disposition of this note may result in a reclassification of this financial instrument in the Company's balance sheet.

The Company's future contractual cash commitments are as follows:

                                                 Less Than 1
Contractual Obligations            Total             Year           1-3 Years         4-5 Years     After 5 Years
-----------------------            -----             ----           ---------         ---------     -------------
Bank Debt                       $ 8,899,000       $   771,000       $ 8,128,000       $      --         $ --
Capital Lease Obligations           862,000           357,000           471,000            34,000         --
Other Long-Term Payments          1,484,000           960,000           524,000              --           --
                                -----------       -----------       -----------       -----------       ------
Total Contractual Cash
    Obligations                 $11,245,000       $ 2,088,000       $ 9,123,000       $    34,000       $ --
                                ===========       ===========       ===========       ===========       ======

Other Long-Term Payments includes estimated amounts due to the former owners of Inovis Corporation and amounts due under a separation agreement to a former executive of the Company.

Restructuring of Bank Debt and Preferred Stock

On March 28, 2003, the Company entered into certain agreements with its bank group and its 2000 Class A Preferred Shareholders. The Company entered into a Third Amendment and Waivers to its Senior Credit Facility (the "Bank Agreement") and a Memorandum of Understanding (the "Preferred Agreement") with its 2000 Class A Preferred Shareholders.

Bank Agreement

The Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

- The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $2,728,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit.

- The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note.

-    The maturity of the Senior Credit Facility is January 5, 2004.

- The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at March 28, 2003); Tranche B - 12%, eight percent payable in cash and four percent payable in kind and Tranche C (if drawn) - the Provident Bank's
     Prime Lending Rate plus five percent (9.25% at March 28, 2003).

- Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

In addition to the above terms, the Company issued to the banks 1,080,000 warrants to purchase common stock of the Company at a price of $0.50 per share. These warrants expire in seven years. The Bank Agreement states that no new indebtedness may be incurred under the facility and that any future acquisitions are subject to consent of the banks.

The Senior Credit Facility is collateralized by all of the assets of the Company.

Preferred Agreement

The Company and its 2000 Class A Preferred Shareholders agreed to restructure the preferred shareholders' investment in the Company as follows:

- The $1,500,000 Bridge Note that was to be paid from proceeds of an equity financing that would occur prior to August 9, 2002, will be converted into subordinated debt with an interest rate accruing at 14%, which shall be subordinated to the Senior Credit Facility (the "Subordinated Debt").
     The Subordinated Debt will be due June 30, 2006 along with all accrued interest.

-    The 2000 Class A Preferred Shares will be exchanged by the holders for:

     - $2,500,000 Class B Series 2003 Preferred Shares which will have a dividend rate of 14% and be non-voting shares. This dividend will be accrued and paid-in-kind. These shares will maintain a liquidation preference equal to par value plus accrued and unpaid dividends. The holders of these shares may, at any time, after the third anniversary of the issuance of such shares and with the consent of holders of no fewer than two-thirds of the shares, may require the Company to redeem all and any portion of such shares at par value plus accrued and unpaid dividends;

     - Warrants to purchase 2,400,000 common shares of the Company at an exercise price of $0.50 per share. These warrants expire in 10 years; and

     -    4,800,000 common shares of the Company.

The following table shows the pro forma capitalization of the Company as of December 28, 2002 assuming the above transactions were consummated as of that date:

                                               YEAR ENDED
                                               DECEMBER 28,            PRO FORMA
                                                  2002               ADJUSTMENTS         PRO FORMA
                                                  ----               -----------         ---------
                                                                      (UNAUDITED)       (UNAUDITED)
Bank debt...............................    $           600       $            -       $          600
Other current liabilities...............             29,132                    -               29,132
                                            ---------------                            --------------
         Total Current Liabilities......             29,732                    -               29,732

Bank debt, non-current..................              8,128               (8,128) (a)  $            -
Bank debt, Term Loan A..................                  -                5,400  (a)           5,400
Bank debt - Term Loan B.................                  -                2,728  (a)           2,728
Other non-current liabilities...........              4,748                    -                4,748
                                            ---------------                            --------------
         Total Non-Current Liabilities..             12,876                                    12,876

Subordinated debt.......................                  -                1,500  (c)           1,500
Series 2003 Preferred Sock..............                  -                2,500  (d)           2,500

Preferred stock.........................              9,552               (9,552) (d)               -
Bridge note.............................              1,500               (1,500) (c)               -
Other - common..........................                  -                    -                    -

Shareholders' equity....................              9,603                  270  (b)               -
                                                                             700  (d)               -
                                                          -                6,352  (d)          16,925
                                            ---------------                            --------------
Total Liabilities and Shareholders'
   Equity...............................    $        63,263                            $       63,533
                                            ===============                            ==============

(a)  Exchange existing Bank Credit Facility for Term Loan A and Term Loan B

(b) Issue warrants to bank (1,080,000 at an assumed fair value of $0.25 per share)

(c)  Exchange Bridge Note for Subordinated Debt

(d) Exchange existing preferred for $2,500,000 new preferred; 4,800,000 common shares; 2,800,000 warrants (assumed fair value of $0.25 per share)

Management believes that as a result of continued restructuring during 2002 and additional cost containment strategies implemented during 2003, including closing smaller service centers and focusing resources in five operating centers, moving the Company's corporate headquarters to a smaller location, other real estate rationalizations and continued focus on reduction of corporate employees and other overhead reduction, that cash generated from operations will be sufficient to operate the Company through 2003.

Management continues to believe that in order to provide a platform for growth, whether internally generated growth or through acquisitions, the Company must continue to pursue additional sources of capital as well as other strategic alternatives. The Company has been exploring opportunities to raise capital for the past 12 months. Management believes that as a result of the Company's continued quarterly improvement in operating results, its continued focus on cost reduction and containment, as well as its restructuring of its Credit Facility and Preferred Stock Agreements, that additional opportunities to raise capital may be available. Management is in active discussions and negotiations with respect to such capital infusions and/or potential merger partners. Management will continue to pursue these discussions.

The Company continues to evaluate strategic alternatives. These alternatives include the potential disposition of non-core markets, as well as alternative ways to further reduce operating costs, including outsourcing key tasks to low cost providers.

Failure by the Company to continue to rationalize costs may have a significant negative impact on the Company's ability to generate sufficient cash from operations during 2003. Accordingly, additional capital sources may be required to fund operations. Failure to raise such capital, if required, or complete other strategic alternatives may result in a material adverse affect on the future financial condition and the future results of operations of the Company.

INFLATION

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting to the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement had no impact on the Company's results of operations or financial condition.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning December 29, 2002. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's financial statements.

On July 30, 2002, the FASB issued Statement of Financial Account Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. The Company plans to adopt this statement in its first quarter 2003. Management does not anticipate that this statement will have a significant impact on the Company's results of operations or financial condition.

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

While many states do not explicitly regulate PEOs, approximately 21 of the states, but not Ohio, have enacted laws that have licensing or registration requirements for PEOs, and several additional states, including Ohio, are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. There can be no assurance that the Company will be able to comply with any such regulations that may be imposed upon it in the future, and the Company's inability to comply with any such regulations could have a material adverse effect on its results of operations and financial condition.

In addition, there can be no assurance that existing laws and regulations not currently applicable to the Company will not be interpreted more broadly in the future to apply to its existing activities or that new laws and regulations will not be enacted with respect to its activities. Either of these changes could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

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

The Company intends to pursue its internal growth and acquisition strategy. Such growth may place a significant strain on the Company's management, financial, operating and technical resources. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risks inherent in integrating businesses with the Company's operations. There can be no assurance that suitable acquisition candidates will be available, that the Company will be able to acquire or profitably manage such additional companies, or that future acquisitions will produce returns that justify the investment. In addition, the Company may compete for acquisition and expansion opportunities with companies that have significantly greater resources. There can be no assurance that management skills and systems currently in place will be adequate to implement a strategy of growth through acquisitions and through increased market penetration. The Company's failure to manage growth effectively, or to implement its strategy, could have a material adverse effect on its results of operations and financial condition.

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

The Company's standard client agreement provides for successive one-year terms, subject to termination by the Company or by the client at any time after one year and upon 30 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

As an employer, the Company, from time to time, may be subject in the ordinary course of business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although the Company carries $2 million of general liability insurance, with a $2,500 deductible and with a $5 million commercial umbrella policy, and carries employment practices liability insurance in the amount of $10 million, with a $50,000 deductible, there can be no assurance that any of the insurance carried by the Company or its providers will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to the Company's providers or to the Company in the future and, if available, on satisfactory terms. If the insurance carried by the Company or its providers is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then the Company's business and financial condition could be materially adversely affected.

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

THE COMPANY'S PRINCIPAL SHAREHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN ITS VOTING STOCK.

The Company's officers, directors and shareholders with greater than 5% holdings, in the aggregate, beneficially own approximately 5,489,000 shares, or 66.8% of its outstanding common stock as of March 25, 2003. The holders of the preferred shares have the right to acquire beneficial ownership of an additional 1,792,593 shares through the exercise of stock warrants. The holders of the preferred shares also have the right to convert their preferred shares to an additional 1,973,926 shares of common stock. As a result, these shareholders, acting together, may have the ability to determine the outcome of substantially all matters submitted to the Company's shareholders for approval, including:

     -    election of the board of directors;

     -    removal of any of the directors;

     -    amendment of the articles of incorporation or code of regulations; and

     - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the Company.

These shareholders will have substantial influence over the Company's management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving the Company, or discouraging a potential acquirer from making a tender offer for the Company's shares would prevent shareholders from realizing the benefits of the transaction, such as a purchase price premium or significant increase in stock price.

The Company has designated 125,000 of the Class A Voting Preferred Shares, without par value, as the "Series 2000 9.75% Cumulative Convertible Redeemable Class A Preferred Shares" (the "2000 Class A Preferred Shares"). These shares were initially issued with a mandatory redemption feature. Effective January 1, 2001, the preferred shareholders and the Company agreed to eliminate the mandatory redemption feature. In connection with the elimination of the mandatory redemption feature, the preferred stock purchase agreement was amended such that the Company is committed to complete a secondary offering of common stock, in which the preferred shareholders may participate, prior to June 28, 2004. In the event that the Company fails to complete the secondary offering, the Company will be in default of its obligations to the preferred shareholders and the preferred shareholders will be entitled to liquidated damages.

The Company has entered into a Put Option Agreement with the preferred shareholders. Under the terms of this agreement, the preferred shareholders may, under certain conditions, have the right to put these shares back to the Company.

If the Company fails to complete the secondary offering of common stock or if the conditions are met that would allow the 2000 Class A Preferred Shareholders to put their shares to the Company, such events could have a material adverse affect on the financial condition of the Company.

Other significant terms of the 2000 Class A Shares include the following:

     - Annual cumulative dividends in an amount equal to 9.75%, payable quarterly in cash, beginning January 1, 2003, and payable in-kind prior to that date.

     - In the event of liquidation or winding up of the Company, a liquidation preference over the common stock.

     - The right to convert, in whole or in part, at any time, into the number of shares of common stock of the Company (1,973,926 at December 28, 2002) determined by dividing the aggregate liquidation amount (as defined in the Preferred Stock Agreement, but $13,324,000 as of December 28, 2002) by the conversion price (as defined in the Preferred Stock Agreement, but $6.75 as of December 28, 2002).

     - The right to designate two members of the Board of Directors of the Company.

The 2000 Class A Preferred Shares referred to in this risk factor are subject to the Company's planned restructuring under the Preferred Agreement referred to elsewhere in this document.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
     of TEAM America, Inc. and Subsidiaries
Worthington, Ohio

We have audited the accompanying consolidated balance sheet of TEAM America, Inc. and Subsidiaries as of December 28, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TEAM America, Inc. and Subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 3 to the financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The consolidated financial statements of TEAM America, Inc. and Subsidiaries as of December 29, 2001 and December 31, 2000 and for the years then ended, before the restatement described in Note 4 and the reclassifications of revenue described in Note 2, were audited by other auditors who have ceased operations and whose report dated March 27, 2002 expressed an unqualified opinion on those statements. We audited the adjustments described in Note 4 and the reclassification described in Note 2 that were applied to restate the 2001 and 2000 and reclassify the 2001 consolidated financial statements, respectively, and in our opinion, such adjustments and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company, other than with respect to such adjustments and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ SCHNEIDER DOWNS & CO., INC.


Columbus, Ohio
March 21, 2003, except for Note 17 for which the date is March 28, 2003

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

/s/ ARTHUR ANDERSEN LLP



Columbus, Ohio
March 27, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY FILED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE TEAM MUCHO, INC. FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 28, 2002 AND DECEMBER 29, 2001
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)

                                                                                                  2002          2001
                                                                                                  ----          ----
ASSETS
CURRENT ASSETS:
   Cash....................................................................................   $         -     $    1,447
   Receivables:
      Trade, net of allowance for doubtful accounts of $142 and $392, respectively.........         2,127          1,036
      Unbilled receivables.................................................................        12,813          9,893
      Other receivables....................................................................           185          1,404
      Income tax receivable................................................................         1,207              -
                                                                                              -----------     ----------
   Total receivables.......................................................................        16,332         12,333
                                                                                              -----------     ----------
   Prepaid expenses........................................................................         2,002            600
   Workers' compensation deposits - current................................................         1,120          1,283
   Deferred income tax asset...............................................................         1,037          1,497
                                                                                              -----------     ----------
Total current assets.......................................................................        20,491         17,160
                                                                                              -----------     ----------

PROPERTY AND EQUIPMENT, NET................................................................         1,994          2,580
                                                                                              -----------     ----------

OTHER ASSETS:
   Goodwill, net (see Note 3)..............................................................        36,014         35,238
   Other intangible assets, net............................................................           945            150
   Deferred income tax asset...............................................................           275            784
   Workers' compensation deposits - noncurrent.............................................         2,686          1,515
   Other...................................................................................           858          1,417
                                                                                              -----------     ----------
        Total other assets.................................................................        40,778         39,104
                                                                                              -----------     ----------
Total assets   ...........................................................................    $    63,263     $   58,844
                                                                                              ===========     ==========

(Continued on next page)

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                  AS OF DECEMBER 28, 2002 AND DECEMBER 29, 2001
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)

                                                                                                  2002          2001
                                                                                                  ----          ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable..................................................................   $     2,545     $    2,325
   Checks drawn in excess of bank balances.................................................         1,696              -
   Capital lease obligations...............................................................           303            296
   Bank debt   ............................................................................           771          1,250
   Accrued compensation....................................................................        12,203         10,338
   Accrued payroll taxes and insurance.....................................................         6,564          6,475
   Accrued workers' compensation liability.................................................         2,252          1,750
   Other accrued expenses..................................................................         3,398          2,948
                                                                                              -----------     ----------
        Total current liabilities..........................................................        29,732         25,382

LONG-TERM LIABILITIES:
   Bank debt, less current portion.........................................................         8,128          7,631
   Capital lease obligations, less current portion.........................................           463            547
   Accrued workers' compensation liability, less current portion...........................         2,241          2,879
   Client deposits and other liabilities...................................................         2,044          1,987
                                                                                              -----------     ----------
               Total liabilities...........................................................        42,608         38,426
                                                                                              -----------     ----------
CONVERTIBLE PREFERRED STOCK, face amount of $11 million ...................................         9,552          8,354
BRIDGE NOTE    ............................................................................         1,500              -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value:
      45,000,000 shares authorized; 10,955,410 and 10,788,743 issued
      at December 28, 2002 and December 29, 2001, respectively.............................        44,552         43,947
Deferred compensation......................................................................           (11)           (20)
Accumulated deficit........................................................................       (20,162)       (17,087)
                                                                                              -------------   -----------
                                                                                                   24,379         26,840
Less -Treasury stock, 2,739,782 common shares, at cost,
      at December 28, 2002 and December 29, 2001...........................................       (14,776)       (14,776)
                                                                                              ------------    -----------
        Total shareholders' equity.........................................................         9,603         12,064
                                                                                              -----------     ----------
        Total liabilities and shareholders' equity.........................................   $    63,263     $   58,844
                                                                                              ===========     ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 31, 2000
             (000'S OMITTED EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                      YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                                      DECEMBER 28,      DECEMBER 29,        DECEMBER 31,
                                                                         2002               2001                2000
                                                                         ----               ----                ----
                                                                                        (See Notes 2       (See Note 4)
                                                                                            and 4)
REVENUES .....................................................        $    58,939        $    57,036        $        51
                                                                      -----------        -----------        -----------

COST OF SERVICES ..............................................            38,334             37,167               --
                                                                      -----------        -----------        -----------

GROSS PROFIT ..................................................            20,605             19,869                 51
                                                                      -----------        -----------        -----------

OPERATING EXPENSES:
   Administrative salaries ....................................            11,377             10,743              5,651
   Other selling, general and administrative expenses .........             7,925              7,588              2,468
   Depreciation and amortization (See Note 3)..................             1,414              2,808                262
   Restructuring charges ......................................               738              1,834                654
   Systems and operations development costs ...................               312               --                 --
                                                                      -----------        -----------        -----------
      Total operating expenses ................................            21,766             22,973              9,035
                                                                      -----------        -----------        -----------
OPERATING LOSS ................................................            (1,161)            (3,104)            (8,984)

   Interest expense, net ......................................            (1,565)              (863)              (512)
   Fair value loss on derivative instruments ..................              (107)              (188)              --
                                                                      -----------        -----------        -----------
LOSS BEFORE INCOME TAXES ......................................            (2,833)            (4,155)            (9,496)

   Income tax benefit (expense) ...............................               982                (35)              --
                                                                      -----------        -----------        -----------
NET LOSS ......................................................            (1,851)            (4,190)            (9,496)

Deemed dividend ...............................................              --                 --               (1,047)
Preferred stock dividends .....................................            (1,224)            (1,100)              --
                                                                      -----------        -----------        -----------
NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS ...............................................       $    (3,075)       $    (5,290)       $   (10,543)
                                                                      ===========        ===========        ===========
NET LOSS PER SHARE:
   Basic ......................................................       $     (0.38)       $     (0.72)       $     (3.74)
   Diluted ....................................................       $     (0.38)       $     (0.72)       $     (3.74)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ......................................................         8,169,382          7,342,508          2,816,501
   Diluted ....................................................         8,169,382          7,342,508          2,816,501



   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 31, 2000
                    (000'S OMITTED, EXCEPT FOR SHARE AMOUNTS)

                                           COMMON STOCK ISSUED
                                        ------------------------      DEFERRED      TREASURY     ACCUMULATED   SHAREHOLDERS'
                                           NUMBER       STOCK       COMPENSATION     STOCK        DEFICIT         EQUITY
                                        ------------   ---------     ---------      --------     ----------    ------------
Balance, December 31, 1999............     1,976,393    $    451     $       -    $        -    $   (1,254)    $      (803)
   Issuance of common stock...........     1,086,597       5,553             -             -             -           5,553
   Issuance of common stock
      for services....................       606,219       1,212             -             -             -           1,212
   Conversion of debt to equity.......       349,500       1,077             -             -             -           1,077
   Issuance of warrants...............             -         127             -             -             -             127
   Grant of qualified and non-
      Qualified options...............             -         710           (28)            -             -             682
   Acquisition of TEAM America
      Corporation.....................     4,984,849      30,352             -       (14,747)            -          15,605
   Issuance of common stock and
      warrants related to preferred
      stock offering..................       600,000       3,064             -             -             -           3,064
   Discount on preferred stock
      attributable to beneficial
      conversion feature..............             -       1,047             -             -        (1,047)              -
   Net loss...........................             -           -             -             -        (9,496)         (9,496)
                                        ------------    --------     ---------      --------   ------------    ------------
Balance, December 31, 2000............     9,603,558      43,593           (28)      (14,747)      (11,797)         17,021
   Issuance of common stock
      in connection with the
      acquisition of assets...........        74,074         241             -             -             -             241
   Release of contingent common
      shares, treated as stock
      dividend........................     1,111,111           -             -             -             -               -
   Issuance of common stock warrants..             -         113             -             -             -             113
   Amortization of deferred
      compensation....................             -           -             8             -             -               8
   Acquisition of treasury stock......             -           -                         (29)            -             (29)
   Convertible preferred stock
      dividend........................             -           -             -             -        (1,100)         (1,100)
   Net loss...........................             -           -             -             -        (4,190)         (4,190)
                                        ------------    --------     ---------      --------   ------------    ------------
Balance, December 29, 2001............    10,788,743      43,947           (20)      (14,776)      (17,087)         12,064
   Issuance of common stock...........       166,667         500                                                       500
   Issuance of common stock warrants..                       105                                                       105
   Amortization of deferred
      compensation....................                                       9                                           9
   Convertible preferred stock
      dividend........................                                                              (1,224)         (1,224)
   Net loss...........................                                                              (1,851)         (1,851)
                                        ------------   ---------     ---------      --------     ----------    ------------
Balance, December 28, 2002............    10,955,410   $  44,552     $     (11)    $(14,776)    $  (20,162)    $     9,603
                                        ============   =========     ==========    =========    ===========    ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 31, 2000
                                 (000'S OMITTED)

                                                                      YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                      DECEMBER 28,   DECEMBER 29,    DECEMBER 31,
                                                                         2002          2001             2000
                                                                         ----          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................       $ (1,851)       $ (4,190)       $ (9,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization ............................          1,414           2,808             262
      Write-down of property and equipment related to
         restructuring .........................................           --               261             477
      Amortization of financing costs ..........................            542             127            --
      Bad debt expense .........................................            240             368            --
      Compensation expense on grant of stock options and other
         non cash compensation .................................              9               8             682
      Loss on derivative .......................................            108             188            --
      Changes in assets and liabilities, excluding the impact of acquisitions:
      Income tax receivable ....................................         (1,207)           --              --
      Accounts receivable ......................................         (3,036)           (518)             (1)
      Prepaid expenses and other assets ........................         (1,122)            679             (93)
      Accounts payable .........................................             94             371           1,523
      Accrued liabilities ......................................          1,357             562             596
                                                                       --------        --------        --------
       Net cash provided by (used in) operating activities .....         (3,452)            664          (6,050)
                                                                       --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .............................           (215)         (1,438)           (766)
Acquisitions, net of cash acquired .............................           (550)         (4,250)          2,364
                                                                       --------        --------        --------
       Net cash (used in) provided by investing activities .....           (765)         (5,688)          1,598
                                                                       --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Checks drawn in excess of bank balances ........................          1,696            --              --
Proceeds from bank debt ........................................            750           8,250            --
Payments on bank debt ..........................................           (900)           (201)           --
Proceeds from Bridge Note ......................................          1,500            --              --
Stock repurchase ...............................................           --           (11,622)           --
Purchase of treasury stock .....................................           --               (29)           --
Proceeds from issuance of common stock .........................            500              38           5,553
Proceeds from issuance of common stock and preferred stock
   and detachable warrants .....................................           --              --             9,425
Proceeds from loans payable to related party ...................           --              --               955
Payment of loans payable to related party ......................           --              --              (561)
Payment of financing costs .....................................           (456)           (755)           --
Payment on capital lease obligations ...........................           (320)           (135)            (69)
                                                                       --------        --------        --------
       Net cash provided by (used in) financing activities .....          2,770          (4,454)         15,303
                                                                       --------        --------        --------
Net (decrease) increase in cash ................................         (1,447)         (9,478)         10,851
CASH, beginning of period ......................................          1,447          10,925              74
                                                                       --------        --------        --------
CASH, end of period ............................................       $   --          $  1,447        $ 10,925
                                                                       ========        ========        ========

(Continued on next page)

                       TEAM AMERICA, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 31, 2000
                                 (000'S OMITTED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                             2002               2001            2000
                                                                             ----               ----            ----
Interest paid.........................................................   $          931    $          777    $         54
                                                                         ==============    ==============    ============

Income taxes paid (refunded), net.....................................   $         (978)   $          194    $          -
                                                                         ===============   ==============    ============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During 2002, the Company acquired certain assets of Inovis Corporation. In connection with this transaction, the Company recorded $104,000 of property and equipment, $605,000 of other intangible assets, $491,000 of goodwill and assumed liabilities of $50,000.

The Company acquired certain assets of PSMI on March 13, 2001. Included in the purchase price was $1,000,000 of seller financing. See Note 5 for further discussion.

During 2002 and 2001, the Company declared $1,224,000 and $1,100,000, respectively, of dividends in-kind to holders of convertible preferred stock.

In 2000, in connection with the issuance of common stock and preferred stock with detachable warrants, the Company recorded a deemed dividend to preferred shareholders of $1,047,000.

During 2000, the Company acquired TEAM America Corporation in a transaction accounted for as a reverse acquisition. As a result of this transaction, the Company acquired the outstanding common stock of TEAM America Corporation for $15,605,000. See Note 5 for additional information.

During 2002, 2001 and 2000, the Company acquired $243,000, $748,000 and
$207,000, respectively, of property and equipment under capital leases.

During 2000, the Company satisfied accrued interest through the issuance of warrants valued at $249,000.

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

(1)      NATURE AND SCOPE OF BUSINESS

TEAM America, Inc. (the "Company"), (formerly known as TEAM Mucho, Inc.), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM America is a leading provider of Professional Employment Organization ("PEO") services throughout the United States. The Company, through its subsidiaries, offers its services to small to medium-sized businesses. These services include payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, and workforce compliance administration.

The Company was formed by the December 28, 2000 merger of TEAM America Corporation and Mucho.com, Inc. in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho.com, Inc. was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and losses per share are presented in TEAM America Corporation equivalent shares.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include TEAM America, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for workers' compensation claims and estimates used in testing for potential goodwill impairment.

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

The Company bills its clients for workers' compensation and unemployment costs at rates that vary by client based upon the client's claims and rate history. The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) to cover the Company's cost of contesting workers' compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers' compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company's direct costs, including without limitation, statutory increases in employment taxes and insurance. Any such adjustment that relates to changes in direct costs is effective as of the date of the changes, and all changes require 30 days' prior notice.

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes amounts billed to clients for administrative fees, health insurance, workers' compensation and unemployment insurance as revenues as the Company acts as a principal with regards to these matters. Amounts billed for gross payrolls (less employee health insurance contributions), employer taxes and 401(k) matching are recorded net as the Company is deemed to act only as an agent in these transactions. The Company recognizes in its balance sheet the entire amounts billed to clients for gross payroll and related taxes, health insurance, workers' compensation, unemployment insurance and administrative fees as unbilled receivables. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded as accrued compensation at the end of an accounting period.

As a result of the application of EITF 99-19, the amounts previously reported for 2001 have been reclassified to conform to the current year presentation. As a result of this reclassification, revenues and cost of services for 2001 were each reduced by amounts previously recorded gross for worksite employee payroll, wages and related payroll taxes of $394,026,000.

Because the acquisition of TEAM America Corporation occurred on December 28, 2000, the Company recognized no revenue or expenses related to the PEO business segment prior to 2001. Unbilled revenues on the balance sheet at December 31, 2000 represent amounts generated by TEAM America Corporation prior to the acquisition and billed to clients after the acquisition.

SEGMENT INFORMATION

During 2000, the Company operated entirely in the online business segment. As a result, the consolidated statements of operations are composed entirely of the results of this business segment. With the acquisition of TEAM America Corporation, the Company entered the PEO business segment. During 2001, the Company wound down and merged the operations of its online business into the operations of its PEO business. Accordingly, the Company operates in a single segment providing PEO services to small and mid-sized businesses.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of accounts receivable. The Company provides its services to its clients based upon an evaluation of each client's financial condition. Exposure to losses on receivables is primarily dependent on each client's financial condition. The Company mitigates such exposure by requiring certain clients to make deposits and/or provide letters-of-credit or by obtaining personal guarantees from the principals of certain of its clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are established when necessary.

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

              Computer hardware and software...............  3-5 years
              Software development costs...................    3 years
              Furniture, fixtures and equipment............  5-7 years

Property and equipment and related accumulated depreciation as of December 28, 2002 and December 29, 2001 are as follows (000's omitted):

                                                                                              2002             2001
                                                                                              ----             ----
         Computer hardware and software...........................................     $        3,273    $       2,918
         Furniture, fixtures and equipment........................................                625              509
         Leasehold improvements...................................................                 95              127
                                                                                       --------------    -------------
                                                                                                3,993            3,554
         Less:  accumulated depreciation and amortization.........................             (1,999)            (974)
                                                                                       ---------------   --------------
                                                                                       $        1,994    $       2,580
                                                                                       ==============    =============

Leasehold improvements and capital leases are depreciated or amortized over the shorter of the lease term or their estimated useful lives.

Software development costs relate primarily to the Company's internet-based enhancements to its proprietary software, TEAM Direct, and are accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During 2002 and 2001, the Company capitalized $58,000 and $869,000, respectively, related to these enhancements. In the fourth quarter of 2001, the Company decided to exit the online business center and in doing so evaluated the future use of certain assets and determined that certain items would not be integrated with TEAM Direct. Accordingly, $231,000 of previously capitalized costs was written off as a restructuring charge.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of current assets and liabilities, bank debt and capital lease obligations approximate their fair value because of the immediate or short-term maturity of these financial instruments. There is no quoted market price for the Company's preferred stock; however, based on the December 28, 2002 trading price of the Company's common stock, on an as-converted basis, the preferred stock would have had a value of approximately $831,000.

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

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 28, 2002, December 29, 2001 and December 31, 2000 was approximately $100,000, $88,000 and $32,000, respectively.

LOSS PER SHARE

For the years ended December 28, 2002, December 29, 2001 and December 31, 2000, 1,736,000, 1,796,000 and 1,818,000 options, and 1,737,000, 1,705,000 and
1,501,000 warrants, with a weighted average price of $4.55, $4.37 and $5.99 for the options, and $6.54, $6.75 and $6.75 for the warrants, respectively, are excluded from the calculation of diluted loss per share because their effect is anti-dilutive. Additionally, preferred stock convertible into approximately 1,481,000 shares of common stock was excluded from the calculation of diluted loss per share because its effect is anti-dilutive. As a result, no reconciliation between weighted average shares used for the calculation of basic loss per share and weighted average shares used for the calculation of diluted loss per share is necessary.

FISCAL YEAR

During 2001, the Company changed its year-end from a calendar year to a fiscal year ending on the Saturday closest to December 31. As prior periods reflect only the results of Mucho.com, Inc., this change did not have a material effect on the comparability of results.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 financial statement presentation. See "Revenue Recognition" discussion within this footnote.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting to the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of this statement had no impact on the Company's results of operations or financial condition.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning December 29, 2002. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's financial statements.

On July 30, 2002, the FASB issued Statement of Financial Account Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS No. 144 is applicable. The Company plans to adopt this statement in its first quarter 2003. Management does not anticipate that this statement will have a significant impact on the Company's results of operations or financial condition.

(3)      GOODWILL

Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company no longer amortizes goodwill, but is required to test for impairment on an annual basis and at interim periods if certain factors are present that may indicate that the carrying value of the reporting unit is greater than its fair value. The Company has determined that it operates as a single reporting unit, therefore, any potential goodwill impairment is measured at the corporate level.

In connection with the adoption of SFAS No. 142, management, in determining its methodology for measuring fair value, assessed that its market price may not be reflective of fair value due to various factors, including that the Company's officers, directors and significant shareholders own a controlling interest in the Company's common shares and, as a result, that the market may be illiquid at times with regard to the remaining shares as such shares are thinly traded. Accordingly, in order to assess fair value of the Company, management determined that a number of measures should be considered, including but not limited to, market capitalization of the Company, market capitalization of the Company plus a "control" premium, discounted projected earnings before interest, depreciation and amortization (EBITDA), multiples of sales and EBITDA as compared to other industry participants and comparison of historical transactions.

SFAS No. 142 required that the Company adopt an annual date at which it would test for impairment of goodwill. In connection with the adoption of this statement, the Company chose the end of the third quarter as its date to test for such impairment. At the end of the third quarter of fiscal year 2002, management determined that no impairment existed using the following calculations and assumptions:

     - The common shareholders' equity of the Company at the end of the third quarter of 2002 was $9,481,000.

     - Calculations and assumptions used in the determination of fair value included the following:

               - Market capitalization of the Company based on the closing price of the Company's common shares on September 27, 2002 was $0.70 per share. Using this market price, the Company's market capitalization at the end of the third quarter of fiscal year 2002 was approximately $5,751,000.

               - Market capitalization plus a "control" premium assumed to be 20% was approximately $6,901,000.

               - The Company prepared a discounted EBITDA analysis based upon the Company's forecast EBITDA (before restructuring charges) for 2002 and applying certain growth factors for 2003 through 2007. The significant assumptions used in these calculations included:

                     - Fiscal year 2003 EBITDA was estimated assuming a gross margin similar to 2002 certain changes in the Company's business, including the impact of 2002 restructuring.

                     - Management assumed the following annual growth rates in gross margin: 2004-10%, 2005-8%,2006-6%, 2007-4%.
                         Corporate payroll and selling, general and administrative expenses were assumed to remain at similar levels relative to gross margin.

                     - A 20% discount rate was used as well as a 20% "control" premium.

                     - Using the above assumptions, the discounted EBITDA was calculated to be approximately $35,760,000. In order to arrive at a value attributable to the common shares, management reduced this amount by the Company's outstanding senior debt of $8,744,000 and the amount for preferred shareholders of $9,235,000. The residual amount of $17,781,000 was used as the estimate of fair value of the Company under this methodology.


In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in
Note 4. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price is a temporary event related to the potential delisting and not due to fundamental changes in the business. Management believes that shortly following a timely filing of this 10-K, the appended "E" will be removed.

Based upon management's determination that the market capitalization was not necessarily reflective of fair value, the other measurement factors were heavily considered in this analysis, the most significant being the discounted EBITDA model that yielded a value of approximately $17,781,000. In order to reconcile this back to the market capitalization, management assessed the market price ($1.36) immediately prior to the press release regarding delisting and the average market price ($1.54) for the quarter. Based on each of these measures, the market capitalization of the Company would have been $11,173,000 using the market price of $1.36 per share and $12,652,000 using the average price of $1.54 per share for the third quarter of 2002.

After assessing all of the information regarding fair value as outlined above, management determined that as of the end of the third quarter, no impairment charge of goodwill was required. Had the Company used only the market capitalization of the Company as a measure of fair value, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $3,484,000.

During the fourth quarter of 2002, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter that would more likely than not reduce the fair value of the Company. Management believes that during the fourth quarter positive developments occurred, including improvement in EBITDA and the signing of a Forbearance Agreement with its banks. Moreover, management assessed that the stock price had continued to trade in a range of approximately $0.40 per share to $0.70 per share subsequent to the third quarter. Consistent with their conclusions at the end of the third quarter, management determined that the market price was not reflective of fair value due to the appended "E" denoting potential delisting of its common shares and, therefore, was not an indicator that potential impairment may exist.

Management will continue to assess the potential indicators of impairment, including the Company's common stock price during 2003. If after removal of the appended "E" to the Company's trading symbol, the common stock price does not positively change, management believes that the declined stock price may then be an indicator of potential impairment and will perform an interim test at that time. Should the market price of the Company's common stock not improve, management believes that this test may be performed as early as the second quarter of 2003. Had management performed the same test of fair value as of the end of the year that was applied at the end of the third quarter, management believes that the results would have been similar to those described above for the third quarter. Accordingly, management does not believe that this test would have resulted in an impairment charge. Had an interim impairment test been required and had management used only the market capitalization of the Company to measure fair value at December 28, 2002, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $5,413,000.

There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of only market price should have been used in the valuation of goodwill. As previously stated, the use of quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $5,413,000 at December 28, 2002.

During 2001, the Company recognized $1,783,000 of amortization expense related to goodwill. Had the Company adopted SFAS No. 142 as of the beginning of 2001, $1,783,000 of amortization expense would not have been recognized and net loss would have decreased by $1,783,000 and loss per share attributable to common shareholders would have decreased by $0.24 per share.

(4)      RESTATEMENT

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

As described in Note 6, in connection with the reverse acquisition of Team America Corporation by Mucho.com on December 28, 2000, the Company issued 100,000 2000 Class A Preferred Shares with detachable warrants to purchase 1,481,481 common shares and 600,000 common shares for total net proceeds of $9,425,000. The proceeds of this issuance were originally assigned to the common shares based upon the quoted market price on the date of the transaction, the warrants based upon their estimated fair value and the residual amount, net of expenses to the preferred stock. At the time of issuance, the Company concluded that there was no beneficial conversion feature associated with the preferred stock and accordingly no deemed dividend was recorded. This was based on the belief by management, that the quoted market price of the common shares was artificially inflated due to a concurrent tender offer at $6.75 per share.

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

              Net loss, as originally reported ...........................       $ (9,496)
              Deemed dividend ............................................         (1,047)

              Net loss attributable to common shareholders, as restated ..       $(10,543)

              Net loss per share, as originally reported .................       $  (3.37)
              Net loss attributable to common shareholders, as restated ..          (3.74)

In addition to the change in loss attributable to common shareholders, the reallocation of the net proceeds resulted in reclassification of amounts from Common Stock to Preferred Stock. These changes are summarized in the following table (000's omitted):

                                           AS ORIGINALLY
ALLOCATION OF NET PROCEEDS                    REPORTED     AS RESTATED
                                           --------------  -----------
Preferred stock, face amount $10 million       $3,625       $6,361
Common stock ...........................        3,000        2,175
Warrants ...............................        2,800          889
                                               ------       ------
     Total .............................       $9,425       $9,425
                                               ======       ======

As a result of the reallocation of net proceeds and the recording of a deemed dividend the Company has restated its December 29, 2001 and December 31, 2000 balance sheets as follows (000's omitted):

                                           AS ORIGINALLY
                                              REPORTED       AS RESTATED
                                              --------       -----------
DECEMBER 29, 2001 BALANCE SHEET IMPACT:
Preferred Stock .......................       $  5,618        $  8,354

Common Stock ..........................       $ 45,636        $ 43,947
Deferred Compensation .................            (20)            (20)
Accumulated Deficit ...................        (16,040)        (17,087)
                                              --------        --------
                                                29,576          26,840
Less:  Treasury Stock .................        (14,776)        (14,776)
                                              --------        --------
Total Shareholders' Equity ............       $ 14,800        $ 12,064
                                              ========        ========
DECEMBER 31, 2000 BALANCE SHEET IMPACT:
Preferred Stock .......................       $  3,625        $  6,361

Common Stock ..........................       $ 45,282        $ 43,593
Deferred Compensation .................            (28)            (28)
Accumulated Deficit ...................        (10,750)        (11,797)
                                              --------        --------
                                                34,504          31,768
Less:  Treasury Stock .................        (14,747)        (14,747)
                                              --------        --------
Total Shareholders' Equity ............       $ 19,757        $ 17,021
                                              ========        ========

No changes were required to the Statement of Operations for the year ended December 29, 2001.

(5)      ACQUISITIONS

On March 1, 2002, the Company acquired certain assets and assumed certain liabilities of Strategic Staff Management, Inc. (SSMI). The purchase price of $476,000 included cash of $300,000, the assumption of customer deposits of $172,000 and other costs of $4,000. The purchase price was allocated to the assets acquired based on their relative fair values. In connection with this transaction, the Company recorded $426,000 of intangible assets related to customer relationships, which is being amortized over seven years, the estimated useful life of such relationships, and $50,000 in a non-compete agreement, which is being amortized over five years, the term of the agreement.

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

The Company paid $250,000 at closing and recorded an account payable to Inovis of $950,000, $700,000 of this amount is classified as a current liability and included in other accrued expenses on the accompanying balance sheet. The remaining $250,000 is classified as a non-current liability. In connection with this transaction, the Company recorded $104,000 of property and equipment, $605,000 of customer contracts/relationships and $491,000 of goodwill. The customer contracts/relationships are included in other intangibles in the accompanying balance sheet and are being amortized over the estimated useful life of the contracts/relationship of seven years. The amortization expense is being recorded based on the relative amounts of estimated annual cash flows over the life of the contracts/relationships.

On March 13, 2001, the Company acquired certain assets and assumed certain liabilities of Professional Staff Management, Inc. (PSMI). The acquisition was accounted for using the purchase method of accounting.

Total cash and stock consideration for this acquisition was (000's omitted, except for share amounts):

Cash ............................................       $4,250
Seller financing ................................        1,000
Common shares of TEAM Mucho, Inc.
  (74,074 shares)................................          241
Convertible preferred stock (10,000 shares) .....          925
Warrants (148,148 common shares) ................           75
Direct expenses of the acquisition ..............           84
                                                        ------
                                                        $6,575

The purchase price including net liabilities assumed of $89,000 was allocated to the assets acquired based on their relative fair market values with the excess allocated to goodwill. Goodwill of $6,664,000 was recorded related to this transaction and was being amortized over 20 years during 2001.

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

Total consideration paid for this acquisition was (000's omitted, except for share and per share amounts):

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

The following table presents unaudited condensed pro forma operating results as if TEAM America Corporation, PSMI, SSMI and Inovis Corporation had been acquired as of January 1, 2000. These results are not necessarily an indication of operating results that would have occurred had the Company actually operated the business during the periods indicated (000's omitted except for per share amounts):

                                                     2002            2001            2000
                                                   --------        --------        --------
                                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenue ....................................       $ 62,728        $ 73,725        $ 83,325
Net loss ...................................         (1,862)         (3,941)         (7,584)
Net loss attributable to common
  shareholders..............................         (3,086)         (5,061)         (9,704)
Loss per share:
Basic ......................................       $  (0.38)       $  (0.68)       $  (1.24)
Diluted ....................................       $  (0.38)       $  (0.68)       $  (1.24)

The pro forma net loss attributable to common shareholders includes pro forma preferred dividends of approximately $1,073,000 in 2000.

(6)      WORKERS' COMPENSATION

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

Under its insured program for non-Ohio employees, the Company has a per claim retention limit of $250,000 per occurrence and maintains an aggregate maximum claims limit. For the insurance program covering the period October 1, 2000 through December 31, 2001, the aggregate cap was $4,950,000 and for the period January 1, 2002 through December 31, 2002, approximately $9,000,000.

In addition to providing the claims expense under the AOS programs, as described above, the Company is required to "pre-fund" a portion of the estimated claims. The amounts "pre-funded" are used by the insurance carrier to pay claims. The amount "pre-funded" is measured at various periods in the insurance contract to determine, based upon paid and incurred claims history, whether the Company is due a refund or owes additional funding. As of December 28, 2002 and December 29, 2001, the Company has recorded in its consolidated balance sheets the following related to workers' compensation insurance reserves (000's omitted):

                                                                                              2002             2001
                                                                                              ----             ----
         Ohio workers' compensation reserves, net of claims paid..................     $          323    $         469
         Non-Ohio workers' compensation reserves, net of claims paid..............              3,038            3,850
                                                                                       --------------    -------------
                                                                                                3,361            4,319
         Less:  long-term portion.................................................             (2,241)          (2,879)
                                                                                       ---------------   --------------
         Workers' compensation reserves, current..................................     $        1,120            1,440
                                                                                       ==============    =============
         Total amount pre-funded..................................................     $        3,806    $       2,798
                                                                                       ==============    =============
         Receivable from insurance carrier........................................     $            -    $         628
                                                                                       ==============    =============

In connection with these workers' compensation programs, the Company is required to post certain collateral with the insurance carrier. As of December 28, 2002, certain of these requirements were fulfilled by letters of credit drawn under the Company's existing credit facility. Letters of credit in the amount of $500,000 and $414,000 were available to be drawn as collateral for the non-Ohio October 2000 through December 31, 2001 programs and the Ohio program, respectively. In addition to these, a letter of credit in the amount of $2,000,000 has been posted with respect to the 2002 AOS program. This letter of credit was secured by certain shareholders of the Company and is collateralized by shares of common stock of the Company owned by such shareholders (see Note
12).

(7) SHAREHOLDERS' EQUITY

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

          - The right to convert, in whole or in part, at any time, into the number of shares of common stock of the Company (1,973,926 at December 28, 2002) determined by dividing the aggregate liquidation amount (as defined in the Preferred Stock Agreement, but $13,324,000 as of December 28, 2002) by the conversion price (as defined in the Preferred Stock Agreement, but $6.75 as of December 28, 2002).

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

                   Preferred Stock with face amount of $10 million....................................     $   6,361
                   Warrants...........................................................................           889
                   Common Stock.......................................................................         2,175
                                                                                                           ---------
                      Total...........................................................................     $   9,425
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

At December 28, 2002 and December 29, 2001, the Company had accrued preferred stock dividends payable in-kind equivalent to $2,324,000 and $1,100,000, respectively. Also during 2001, the Company incurred $32,000 of costs to amend the terms of the preferred stock agreement.

In the year ended December 31, 2000, the Company recorded a deemed dividend to preferred shareholders of $1,047,000.

Concurrent with the acquisition of TEAM America Corporation by the Company, TEAM America Corporation made a tender offer to purchase up to 50% of the outstanding TEAM America Corporation common shares at $6.75 per share. A total of approximately 1,722,000 shares were tendered for a total cost of approximately $11,622,000. This obligation was settled in January 2001. These shares are reflected as treasury stock in the Company's balance sheet.

(8)      COMMITMENTS

The Company leases office facilities and certain office equipment under long-term agreements expiring through 2007, which are accounted for as operating leases. The future minimum lease payments as of December 28, 2002 are as follows (000's omitted):

                   2003...............................................................................     $     1,171
                   2004...............................................................................             893
                   2005...............................................................................             683
                   2006...............................................................................             632
                   2007 and thereafter................................................................             564
                                                                                                           -----------
                                                                                                           $     3,943
                                                                                                           ===========

Rent expense under all operating leases was $1,255,000, $1,141,000 and $139,000 for the years ended December 28, 2002, December 29, 2001 and December 31, 2000, respectively. Included in the above table are amounts that have been accrued through the Company's restructuring reserve. See Note 14.

The Company leases certain equipment under capital leases. The cost of assets under capital leases was $1,308,000 and $1,065,000 at December 28, 2002 and December 29, 2001, respectively. Accumulated depreciation on these assets was $557,000 and $229,000 at December 28, 2002 and December 29, 2001, respectively.

Future minimum commitments under capital leases as of December 28, 2002 are as follows (000's omitted):

                 2003................................................................................     $      357
                 2004................................................................................            302
                 2005................................................................................            169
                 2006................................................................................             34
                 2007 and thereafter.................................................................              -
                                                                                                          ----------
                 Total minimum lease payments........................................................            862
                 Less: amount representing interest..................................................            (96)
                                                                                                          -----------
                                                                                                                 766
                 Less: current portion...............................................................           (303)
                                                                                                          -----------
                                                                                                          $      463
                                                                                                          ===========


(9)      CREDIT FACILITY AND DEBT OBLIGATIONS

Term debt at December 28, 2002 and December 29, 2001 consists of the following (000's omitted):

                                                                                              2002             2001
                                                                                              ----             ----
         Borrowings under the Credit Agreement (due through 2006).................     $        8,728    $       7,799
         Seller financing.........................................................                  -              800
         Amounts due finance company, unsecured, interest rate 6.2%,
             due through 2002.....................................................                171              282
                                                                                       --------------    -------------
                                                                                                8,899            8,881
         Less:  current portion...................................................               (771)          (1,250)
                                                                                       ---------------   --------------
         Non-current portion......................................................     $        8,128    $       7,631
                                                                                       ==============    =============

The bank debt has been classified in accordance with the Third Amendment to the Credit Agreement that was executed at March 28, 2003 (see Note 17).

Concurrent with the acquisition of TEAM America Corporation, the Company entered into a credit agreement (the "Credit Agreement") which originally provided up to $18,000,000 as a senior revolving credit facility. The Credit Agreement provided for an initial advance of $4,000,000 which was made to the Company on January 3, 2001. The Credit Agreement also provided for acquisition loans up to an aggregate of $14,000,000 and for the issuance of letters of credit of up to $2,000,000. The total credit under the facility including aggregate borrowings and letters of credit was not to exceed $18,000,000.

In March 2001, the Company made a $4,250,000 draw against the acquisition loan in connection with the PSMI acquisition. As part of the PSMI acquisition, seller financing was supported with a $1,000,000 letter of credit that expired July 13, 2002.

In March 2002, the Company made a $750,000 draw against this Credit Facility in connection with the SSMI acquisition.

At September 28, 2002, the Company was in default under its Credit Facility related to two financial covenants. As of September 30, 2002, the Company and its senior lenders entered into an Omnibus Forbearance and Modification Agreement (the "Forbearance"), which ends on the earlier of March 31, 2003 or the date of Forbearance Default, as defined in the Forbearance (the "Forbearance Period"). Under the terms of the Forbearance, the senior lenders forbear from exercising any other rights or remedies available to them with regards to the covenant violations under the credit agreement. In connection with the Forbearance, the Company is obligated to pay interest only on a monthly basis as required under the terms of the credit agreement. All unpaid principal and interest is due and payable on April 1, 2003. During the Forbearance Period, interest will accrue at the default rate of prime plus four (8.25% at December 28, 2002), but the Company is only required to pay interest monthly at a rate of prime plus one (5.25% at December 28, 2002). In addition to the payment of principal and interest, the Company is required to pay a $100,000 Forbearance Fee at the end of the Forbearance Period. The terms of the Forbearance include monthly financial covenants that must be maintained by the Company, the most stringent being the maintenance of minimum monthly Earnings Before Interest, Taxes, Depreciation and Amortization.

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

As a result of the default and Forbearance, the Company's debt outstanding under the Credit Facility is classified in the Company's balance sheet as a current liability at December 28, 2002.

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

                                            NOTIONAL        FAIR VALUE
                                             AMOUNT         GAIN/(LOSS)
                                            --------        -----------

         Interest rate swaps.......... $    5,327,000    $    (296,000)

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

The holder of the convertible note was also issued a warrant to purchase up to 13,401 shares of common stock at $7.09 per share, which was the then-estimated fair market value of the stock. The warrant was exercisable for one year from the date of issuance. The fair value of the warrant was estimated to be $100,000 at the date of grant. The warrant was exchanged for stock in 2000. The Company incurred debt issuance costs of approximately $723,000 related to the Credit Agreement, which are being amortized over the term of the Credit Agreement.

(10)     EMPLOYEE BENEFIT PROGRAMS

The following plans were assumed as part of the acquisition of TEAM America:

CAFETERIA PLANS

The Company sponsors Section 125 cafeteria plans that include a fully insured health, dental, vision and prescription card program. The plans are offered to full-time employees. Entrance to the plan is the first day of the month following 30 days of service.

401(k) RETIREMENT PLANS

The Company sponsors 401(k) retirement plans that cover all corporate full-time employees. Entrance to the plan is the first day of the month following ninety days of service. During the years ended December 28, 2002 and December 29, 2001, the Company provided matching contributions under its 401(k) plan at a rate of 25% of the employees' contribution, up to a maximum of 6%. Total contributions to this plan were $56,000 and $32,000 for the years ended December 28, 2002 and December 29, 2001, respectively.

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

The Company has granted non-qualified options in connection with acquisitions and employment agreements with key executives of the acquired businesses and to officers and key employees of the Company. During 2000, non-qualified options were granted to employees under the Plans to purchase shares at $0.47, which was below the fair market value at the date of grant. In connection with these grants, compensation expense of $9,000, $8,000 and $7,000 has been recorded for fiscal 2002, 2001 and 2000, respectively, and $11,000 remains at December 28, 2002 to be amortized over the remaining vesting period. Also during 2000, non-qualified options were granted to an officer of the Company to purchase up to 600,000 shares at $3.875, which was below the fair market value at the date of grant. The options vested upon grant. The $675,000 difference between the grant price and the fair market value was recorded as compensation expense.

A summary of changes in the stock option plans for the periods ended December 28, 2002 and December 29, 2001 is as follows:

                                                                 NUMBER OF OPTIONS              WEIGHTED-AVERAGE PRICE
                                                                 -----------------              ----------------------
                                                               2002              2001            2002           2001
                                                            ----------        ----------        --------       --------
Options outstanding, beginning of year ..............        1,896,089         1,868,368        $   4.37       $   5.99
Options granted .....................................          120,000           450,000            1.52           4.18
Options exercised ...................................               --              (727)             --           0.47
Options cancelled/surrendered .......................         (279,359)         (421,552)           4.35       $   7.04
                                                            ----------        ----------        --------       --------
Options outstanding, end of year ....................        1,736,730         1,896,089        $   4.55       $   4.37
                                                            ==========        ==========        ========       ========
Options exercisable, end of year ....................        1,289,022         1,224,870        $   5.93       $   7.04
                                                            ==========        ==========        ========       ========
Shares available for future grant, end of year ......          522,618           586,770
                                                            ==========         =========
Shares reserved for issuance under stock option plans        1,811,640         1,811,640
                                                            ==========         =========
Weighted average fair value of options granted
   during the year ..................................                                           $   0.68       $   1.80
                                                                                                ========       ========

The following table summarizes information concerning outstanding and exercisable options as of December 28, 2002:

                                                                                                     EXERCISABLE AT
                                                                          EXPIRATION DATES            DECEMBER 28,
         EXERCISE PRICE RANGE                   NUMBER OF SHARES                RANGE                     2002
         --------------------                   ----------------                -----                     ----
         $9.35 to $10.50                                58,936             05/05 - 01/08                     56,125
         $6.75 to $8.50                                307,807             09/07 - 10/11                    254,607
         $3.03 to $5.38                              1,087,000             12/08 - 09/11                    795,700
         $3.00 and less                                282,987             02/05 - 11/12                    182,590
                                                 -------------                                          -----------
                                                     1,736,730                                            1,289,022
                                                 =============                                          ===========

At December 28, 2002, the weighted average remaining contractual life of all options outstanding under the Plans was approximately 7.5 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models in valuing employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company's employee stock options has equaled the market price of the underlying stock on the date of grant.

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

                                                  2002          2001
                                                ------        ------

Risk-free interest rate .................          2.5%          4.0%
Expected dividend yield .................          0.0%          0.0%
Expected volatility .....................         30.0%         31.0%
Weighted average expected life (in years)           10            10

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, follows:

                                                                                              2002             2001
                                                                                              ----             ----
         Pro forma net loss attributable to common shareholders (000's omitted)...       $   (3,207)        $   (5,369)
         Pro forma net loss per share attributable to common shareholders.........       $    (0.39)        $    (0.73)

(12)     RELATED PARTY TRANSACTIONS

In November 2002, the Company retained an investment bank of which a significant shareholder and member of the Board of Directors is a principal. During 2002, the Company paid the investment bank $50,000. Additionally, this party will earn a success fee upon the occurrence of certain events.

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

On April 9, 2002, the Company entered into a Bridge Agreement and Common Stock Purchase with one of its Series A Preferred Shareholders (the "Purchaser"). Under the terms of these agreements, the Purchaser acquired 166,667 shares of common stock of the Company at $3.00 per share for a total purchase price of $500,000. In addition, the Purchaser provided a short-term bridge note of $1,500,000 to the Company which was due August 9, 2002 and bears interest of 15% per annum. In connection with this transaction, the Company issued a warrant to the Purchaser to purchase 100,000 shares of common stock at $3.00 per share. In accordance with the terms of the agreement, this note can only be paid out of financing occurring before August 9, 2002. Since no such financing occurred, this note has been classified as mezzanine equity in the accompanying balance sheet. Ongoing discussions with the Purchaser as to the ultimate disposition of this note may result in a reclassification of this financial instrument in the Company's balance sheet. Certain officers and shareholders of the Company have guaranteed the repayment of $500,000 of this note.

The Company has clients that are owned by members of the Board of Directors. The Company also has paid professional fees, office rent and other services to entities owned or controlled by officers or members of the Board of Directors.

During 2002 and 2001, the Company contracted with firms, whose principals were members of the Board of Directors, for legal services and for tax preparation and advice. The costs incurred for these services were $165,000 and $386,000 in 2002 and 2001, respectively. The Company had accounts payable of $17,000 and $77,000 to related parties at December 28, 2002 and December 29, 2001, respectively.

In 1999, a shareholder made a loan of $500,000 to the Company, which accrued interest at 9% per annum. In relation to the loan, the Company issued a warrant to the shareholder to acquire up to 50,000 shares of the Company's stock at no cost. Interest expense of $61,000 was recorded for the period ended December 31, 1999 in connection with the warrant. In March 2000, the Company paid $277,000 in cash to the shareholder, issued approximately 116,000 shares of its common stock valued at approximately $3.80 per share in exchange for the note and the warrant, and recorded interest expense of $127,000.

In 1999, a shareholder made a demand loan to the Company. In March 2000, as additional consideration for the loan, the Company issued two warrants to acquire up to 16,000 shares of common stock at a price of $3.80 per share, which were exercisable within a ten-year period. In July 2000, the Company issued at no cost 2,400 shares of its common stock valued at approximately $7.10 per share in exchange for one warrant to purchase 4,000 shares. In December 2000, the Company issued at no cost 7,300 shares of its common stock valued at approximately $7.10 per share in exchange for the other warrant for the remaining 12,000 shares. For the year ended December 31, 2000, the Company had recorded interest expense of $34,500 for the conversion of these two warrants.

During the year ended December 31, 2000, the Company recorded interest expense of $57,000 to provide for the cost of the conversion of the warrant for 4,000 shares and the eventual conversion of the warrant for the remaining 12,000 shares of common stock.

Certain officers and members of the Board of Directors of the Company are shareholders or principals of firms from which the Company contracted for legal services, and of TEAM America Corporation, which provided the co-employment of essentially all the staff of the Company during 2000. During the year ended December 31, 2000, the Company incurred charges for legal services of $46,000.

At December 31, 2000, the Company had an account receivable of $117,000 from a partnership, which is partially owned by an officer of the Company. During 2001, the partnership filed bankruptcy and accordingly this receivable was written off as uncollectible.

(13)     INCOME TAXES

Deferred income tax assets and liabilities represent amounts taxable or deductible in the future. These taxable or deductible amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities. The income tax benefit recorded for 2002 is primarily attributable to net operating loss carrybacks and a related reversal of valuation allowance. No federal provision for income taxes for fiscal years 2001 and 2000 has been provided due to operating losses in the two periods. The provision recorded in 2001 represents state income taxes. Deferred tax assets and liabilities are as follows (000's omitted):

                                                    2002           2001
                                                   -------        -------

Deferred income tax assets (liabilities):
   Depreciation and amortization ...........       $  (621)       $   549
   Workers' compensation ...................           896          1,152
   Other ...................................            --             28
   Net operating loss carryforward .........         4,052          3,962
                                                   -------        -------
     Total long-term deferred tax asset              4,327          5,691
     Valuation allowance ...................        (4,052)        (4,907)
                                                   -------        -------
Total long-term deferred tax assets, net....       $   275        $   784
                                                   =======        =======
Workers' compensation ......................       $   448            576
Allowance for doubtful accounts ............            61            157
Severance ..................................           197            306
Restructuring costs ........................           124             --
Other accrued liabilities ..................           207            646
                                                   -------        -------
   Total short-term deferred tax assets ....         1,037          1,685
   Valuation allowance .....................            --           (188)
                                                   -------        -------
Total short-term deferred tax assets, net ..       $ 1,037        $ 1,497
                                                   =======        =======

The Company has considered the realizability of its deferred tax assets and liabilities and has recorded valuation allowances, as appropriate, to reduce its deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. At December 28, 2002, the Company has net operating loss carryforwards available for federal tax purposes of approximately $12,000,000, which begin to expire in 2019. The use of these net operating loss carryforwards is limited on an annual basis, according to Internal Revenue Code guidelines.

The following table reconciles the federal tax provision:

                                                           2002           2001           2000
                                                          -------        -------        -------
Tax benefit - federal .............................       $  (963)       $(1,413)       $(3,229)
State tax expense (benefit), net of federal benefit            85           (197)          (570)
Permanent differences, net ........................           500            603            171
Prior year revision of deferred taxes .............           439             --             --
Valuation allowance ...............................        (1,043)         1,042          3,628
                                                          -------        -------        -------
     Tax provision ................................       $  (982)       $    35        $    --
                                                          =======        =======        =======

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

During 2002, the Company continued to restructure its operations in order to obtain necessary efficiencies throughout the organization. This restructuring included office closures, reducing corporate headcount and relocating several key individuals to its Columbus, Ohio headquarters.

A summary of expenses included in the restructuring costs line item of the consolidated statement of operations are as follows (000's omitted):

                                                                             2002               2001            2000
                                                                             ----               ----            ----
         Relocation costs.............................................   $          199    $          533    $          -
         Employee severance...........................................              158               973              49
         Write-down of impaired assets................................                -               261             477
         Costs to exit contractual agreements.........................              381                 -             100
         Other........................................................                -                67              28
                                                                         --------------    --------------    ------------
                                                                         $          738    $        1,834    $        654
                                                                         ==============    ==============    ============

(15)     CONTINGENCIES

The Internal Revenue Service ("IRS") has been conducting a Market Segment Study since 1994, focusing on selected PEOs (not including the Company), in order to examine the relationships among PEOs, worksite employees and owners of client companies. The Company has limited knowledge of the nature, scope and status of the Market Segment Study because it is not a part thereof, and the IRS has not publicly released any information regarding the study to date. In addition, TEAM America's 401(k) retirement plan (the "Plan") was audited for the year ended December 31, 1992, and, as part of that audit the IRS regional office has asked the IRS national office to issue a Technical Advice Memorandum ("TAM") regarding whether or not the Company is the employer for benefit plan purposes. The Company has stated its position in a filing with the IRS that it is the employer for benefit plan purposes.

On May 13, 2002, the IRS released guidance applicable solely to the tax-qualified status of defined contribution retirement plans maintained by PEOs. In that guidance, the IRS declared that it would not assert a violation of the exclusive benefit rule under Section 401(a) of the Internal Revenue Code if a PEO that maintains a single employer defined contribution retirement plan for worksite employees takes certain remedial action by the last day of the first plan year beginning on or after January 1, 2003. The Company maintains a frozen single employer defined contribution retirement plan benefiting certain worksite employees and intends to take remedial action to qualify for the relief provided under the IRS guidance within the applicable deadline.

At December 28, 2002, the Company has recorded a $482,000 reserve for certain tax contingencies. The estimated amount of possible loss in excess of these reserves is $218,000.

The Company has ongoing litigation matters pertaining to worksite employees and other legal matters that have arisen in the ordinary course of business. The Company provides reserves for estimated future costs to defend the Company and/or the estimated amount to be paid if the award or payment is probable and estimable. Management believes these claims will not have a material adverse effect on the results of operations or financial condition of the Company.

(16) QUARTERLY FINANCIAL INFORMATION (Unaudited, 000'S OMITTED, EXCEPT PER SHARE AMOUNTS)

The quarterly revenues for all periods have been reclassified to conform to the Company's 2002 presentation. The 2001 and 2000 information has been restated as described in Note 4.

                                                                  MARCH 30         JUNE 29      SEPTEMBER 28     DECEMBER 28
                                                                  --------         -------      ------------     -----------
YEAR ENDED DECEMBER 28, 2002:
Revenues .................................................       $ 13,549        $ 15,142        $ 15,332        $ 14,916
Gross profit .............................................       $  4,622        $  5,159        $  5,269        $  5,555
Operating income (loss) ..................................       $ (1,010)       $   (246)       $    221        $   (126)
Net income (loss) available/attributable for/to common
   shareholders ..........................................       $ (1,517)       $ (1,123)       $   (555)       $    437
Basic net income (loss) per share available/attributable
   for/to common shareholders ............................       $  (0.19)       $  (0.14)       $  (0.07)       $   0.01
Diluted net income/(loss) per share available/attributable
   for/to common shareholders ............................       $  (0.19)       $  (0.14)       $  (0.07)       $   0.01

                                                                  MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                                  --------         -------      ------------     -----------
YEAR ENDED DECEMBER 29, 2001:
Revenues .................................................       $ 14,115        $ 15,071        $ 13,776        $ 14,074
Gross profit .............................................       $  4,029        $  5,261        $  5,511        $  5,068
Operating income (loss) ..................................       $    (98)       $     68        $   (235)       $ (2,839)
Net income (loss) available/attributable for/to
   common shareholders ...................................       $   (508)       $   (478)       $ (1,011)       $ (3,293)
Basic net income (loss) per share available/attributable
   for/to common shareholders ............................       $  (0.07)       $  (0.07)       $  (0.14)       $  (0.41)
Diluted net income (loss) per share available/attributable
   for/to common shareholders ............................       $  (0.07)       $  (0.07)       $  (0.14)       $  (0.41)

                                                                  MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                                  --------         -------      ------------     -----------
YEAR ENDED DECEMBER 31, 2000:
Revenues .................................................       $      --        $      --        $    41        $    10
Gross profit .............................................       $      --        $      --        $    41        $    10
Operating (loss) .........................................       $  (2,135)       $  (2,456)       $(1,761)       $(2,632)
Net income (loss) available/attributable for/to common
   shareholders ..........................................       $  (2,276)       $  (2,510)       $(1,818)       $(3,939)
Basic net income (loss) per share available/attributable
   for/to common shareholders ............................       $   (0.89)       $   (0.86)       $ (0.64)       $ (1.54)
Diluted net income (loss) per share available/attributable
   for/to common shareholders ............................       $   (0.89)       $   (0.86)       $ (0.64)       $ (1.54)

The Company incurred restructuring costs during the years ended December 28, 2002 and December 29, 2001 that impact the above quarterly information. The costs were charged to operations in each of the years as follows:

                                                               MARCH 30         JUNE 29     SEPTEMBER 28      DECEMBER 28
                                                               --------         -------     ------------      -----------
YEAR ENDED DECEMBER 28, 2002:
Restructuring costs.....................................    $         -     $        241    $        29      $       468

                                                               MARCH 31         JUNE 30     SEPTEMBER 30       DECEMBER 31
                                                               --------         -------     ------------      -----------
YEAR ENDED DECEMBER 29, 2001:
Restructuring costs.....................................    $        41     $         34    $       309      $     1,450

(17) SUBSEQUENT EVENTS

Restructuring of Bank Debt and Preferred Stock

On March 28, 2003, the Company entered into certain agreements with its bank group and its 2000 Class A Preferred Shareholders. The Company entered into a Third Amendment and Waivers to its Senior Credit Facility (the "Bank Agreement") and a Memorandum of Understanding (the "Preferred Agreement") with its 2000 Class A Preferred Shareholders.

Bank Agreement

The Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

- The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $2,728,000 Balloon Loan and Tranche C representing $914,000 of outstanding letter of credit.

- The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note (discussed below under Preferred Agreement).

-    The maturity of the Senior Credit Facility is January 5, 2004.

- The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent 6.25% at March 28, 2003);
     Tranche B - 12%, eight percent payable in cash and four percent payable in kind and Tranche C (if drawn) - the Provident Bank's
     Prime Lending Rate plus five percent (9.25% at March 28, 2003).

- Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

In addition to the above terms, the Company issued to the banks 1,080,000 warrants to purchase common stock of the Company at a price of $0.50 per share. These warrants expire in seven years. The Bank Agreements states that no new indebtedness may be incurred under the facility and that any future acquisitions are subject to consent of the banks.

The Senior Credit Facility is collateralized by all of the assets of the Company.

Preferred Agreement

The Company and its 2000 Class A Preferred Shareholders agreed to restructure the preferred shareholders' investment in the Company as follows:

- The $1,500,000 Bridge Note that was to be paid from proceeds of an equity financing that would occur prior to August 9, 2002, will be converted into subordinated debt with an interest rate accruing at 14%, which shall be subordinated to the Credit Facility (the "Subordinated Debt"). The Subordinated Debt will be due June 30, 2006 along with all accrued interest.

-    The 2000 Class A Preferred Shares will be exchanged by the holders for:

     - $2,500,000 Class B Series 2003 Preferred Shares which will have a dividend rate of 14% and be non-voting shares. This dividend will be accrued and paid-in-kind. These shares will maintain a liquidation preference equal to par value plus accrued and unpaid dividends. The holders of these shares may, at any time, after the third anniversary of the issuance of such shares and with the consent of holders of no fewer than two-thirds of the shares, may require the Company to redeem all or any portion of such shares at par value plus accrued and unpaid dividends;

     - Warrants to purchase 2,400,000 common shares of the Company at an exercise price of $0.50 per share. These warrants expire in 10 years; and

     -    4,800,000 common shares of the Company.

The following table show the pro forma capitalization of the Company as of December 28, 2002 assuming the above transactions were consummated as of that date:


                                               YEAR ENDED
                                               DECEMBER 28,               PRO FORMA
                                                  2002                   ADJUSTMENTS      PRO FORMA
                                                  ----                   -----------      ---------
                                                                         (UNAUDITED)     (UNAUDITED)
Bank debt...............................    $           600       $            -       $          600
Other current liabilities...............             29,132                    -               29,132
                                            ---------------                            --------------
         Total Current Liabilities......             29,732                    -               29,732

Bank debt, non-current..................              8,128               (8,128) (a)  $            -
Bank debt, Term Loan A..................                  -                5,400  (a)           5,400
Bank debt - Term Loan B.................                  -                2,728  (a)           2,728
Other non-current liabilities...........              4,748                    -                4,748
                                            ---------------                            --------------
         Total Non-Current Liabilities..             12,876                                    12,876

Subordinated debt.......................                  -                1,500  (c)           1,500
Series 2003 Preferred Sock..............                  -                2,500  (d)           2,500

Preferred stock.........................              9,552               (9,552) (d)               -
Bridge note.............................              1,500               (1,500) (c)               -
Other - common..........................                  -                    -                    -

Shareholders' equity....................              9,603                  270  (b)               -
                                                                             700  (d)               -
                                                          -                6,352  (d)          16,925
                                            ---------------                            --------------
Total Liabilities and Shareholders'
   Equity...............................    $        63,263                            $       63,533
                                            ===============                            ==============

     (a)  Exchange existing Bank Credit Facility for Term Loan A and Term Loan B

     (b) Issue warrants to bank (1,080,000 at an assumed fair value of $0.25 per share)

     (c)  Exchange Bridge Note for Subordinated Debt

     (d) Exchange existing preferred for $2,500,000 new preferred; 4,800,000 common shares; 2,800,000 warrants (assumed fair value of $0.25 per share)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed under the captions Proposal with the Securities and Exchange Commission within 120 days following fiscal year end 2002 (the TEAM America Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed under the captions Proposal with the Securities and Exchange Commission within 120 days following fiscal year end 2002 (the TEAM America Proxy Statement).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed under the captions Proposal with the Securities and Exchange Commission within 120 days following fiscal year end 2002 (the TEAM America Proxy Statement).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed under the captions Proposal with the Securities and Exchange Commission within 120 days following fiscal year end 2002 (the TEAM America Proxy Statement).

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
    of TEAM America, Inc. and subsidiaries:
Worthington, Ohio

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of TEAM America, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated March 21, 2003 except for Note 17 for which the date is March 28, 2003. Our audit was made for the purposes of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ SCHNEIDER DOWNS & CO., INC.


Columbus, Ohio
March 21, 2003

TEAM AMERICA, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 28, 2002

                                                     BEGINNING                                              ENDING
                                                      BALANCE         ADDITIONS      DEDUCTIONS             BALANCE
                                                      -------         ---------      ----------             -------
December 28, 2002
  Allowance for doubtful accounts
    Accounts receivable - trade.................    $  392,000     $     240,000     $   (490,000)        $   142,000

Restructuring reserve
  Other accrued expenses........................    $1,023,000     $     738,000     $   (895,000)        $   866,000


VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 29, 2001

                                                     BEGINNING                                              ENDING
                                                      BALANCE         ADDITIONS      DEDUCTIONS             BALANCE
                                                      -------         ---------      ----------             -------
December 29, 2001
  Allowance for doubtful accounts
    Accounts receivable - trade.................    $  200,000     $     368,000     $   (176,000)        $   392,000

Restructuring reserve
  Other accrued expenses........................    $  654,000     $   1,834,000     $ (1,465,000)        $ 1,023,000

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are included in this Annual Report on Form 10-K:

     (1) The following financial statements of the Company are included in Item 8 of this report:

          Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

          Consolidated Statements of Operations for the years ended December 28, 2002 and December 29, 2001 and December 31, 2000.

          Consolidated Statements of Shareholders' Equity for the years ended December 28, 2002 and December 29, 2001 and December 31, 2000.

          Consolidated Statements of Cash Flows for the years ended December 28, 2002 and December 29, 2001 and December 31, 2000.

          Notes to Consolidated Financial Statements for the years ended December 28, 2002 and December 29, 2001

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

10.5 Registration Rights Agreement, dated as of December 28, 2000, by and among TEAM Mucho, Inc., Stonehenge Opportunity Fund, LLC and The Provident Bank (Attached as Exhibit 10.7 to the Annual Report on Form 10-K/A, File No. 0-21533, filed with the SEC on April 2, 2001, and incorporated herein by reference)

*10.6    Company's 2000 Stock Option Plan (1)

*10.7 Executive employment agreement dated December 28, 2000 between the Company and Jose C. Blanco (1)

*10.8 Executive employment agreement dated December 28, 2000 between the Company and Jay R. Strauss (1)

*10.9 Executive Employment Agreement dated February 19, 2001 between the Company and Jay Whitehead (1)

*10.10 Agreement dated December 28, 2001 between the Company and Kevin T. Costello (1)

*10.11 Executive Employment Agreement dated September 23, 2002 between the Company and Ted A. Crawford (2)

*10.12 Executive Employment Agreement dated September 23, 2002 between the Company and Andrew H. Johnson (2)

*10.13 Executive Employment Agreement dated December 1, 2002 between the Company and S. Cash Nickerson (2)

21.1     Subsidiaries of the Registrant (1)

23.1     Consent (2)

24.1     Power of Attorney (2)

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Attached to the Annual Report on Form 10-K, File No. 0-21533, filed with the SEC on March 29, 2002, and incorporated herein by reference.

(2)      Filed herewith.

* Management contract or compensation plan or arrangement.

(b)      Reports on Form 8-K

         We filed the following Current Reports on Form 8-K since September 28, 2002:

         (i) Current Report on Form 8-K/A No. 2, dated January 2, 2003, filed with the Securities and Exchange Commission on January 2, 2003.

         (ii) Current Report on Form 8-K, dated January 10, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

         (iii) Correspondence filing dated February 14, 2003, filed with the Securities and Exchange Commission on February 14, 2003.

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

                                       TEAM America, Inc.


Date: March 28, 2003                   By: /s/ S. CASH NICKERSON
                                           ------------------------------------
                                       S. Cash Nickerson, Chairman and
                                       Chief Executive Officer

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

SIGNATURE                                   TITLE                                                           DATE
---------                                   -----                                                           ----
/s/ S. CASH NICKERSON                       Chairman and Chief Executive Officer                     March  28, 2003
---------------------------------------     (Principal Executive Officer)
S. Cash Nickerson

 /s/ ANDREW H. JOHNSON *                    Chief Financial Officer and Director                     March 28, 2003
 --------------------------------------     (Principal Accounting Officer)
Andrew H. Johnson

/s/ JAY R. STRAUSS                          Chief Legal Officer and Director                         March 28, 2003
---------------------------------------
Jay R. Strauss

/s/ CRYSTAL FAULKNER *                      Director                                                 March 28, 2003
---------------------------------------
Crystal Faulkner

/s/ DANIEL J. JESSEE *                      Director                                                 March 28, 2003
---------------------------------------
Daniel J. Jessee

/s/ ROBERT G. McCREARY III *                Director                                                 March 28, 2003
---------------------------------------
Robert G. McCreary III

/s/ JOSEPH MANCUSO *                        Director                                                 March 28, 2003
---------------------------------------
Joseph Mancuso

/s/ JAMES D. ROBBINS *                      Director                                                 March 28, 2003
---------------------------------------
James D. Robbins

/s/ THEODORE R. TETZLAFF                    Director                                                 March 28, 2003
---------------------------------------
Theodore R. Tetzlaff

/s/ MICHAEL H. THOMAS *                     Director                                                 March 28, 2003
---------------------------------------
Michael H. Thomas

*By: /s/ S. CASH NICKERSON
     ----------------------------------
S. Cash Nickerson, attorney-in-fact
for each of the persons indicated

                                  CERTIFICATION

I, S. Cash Nickerson, certify that:

1.   I have reviewed this annual report on Form 10-K of TEAM America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

                                                 /s/ S. Cash Nickerson
                                                 ---------------------
                                                 S. Cash Nickerson
                                                 Chief Executive Officer

                                  CERTIFICATION

I, Andrew H. Johnson, certify that:

1.   I have reviewed this annual report on Form 10-K of TEAM America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003


                                                      /s/ Andrew H. Johnson
                                                      ---------------------
                                                      Andrew H. Johnson
                                                      Chief Financial Officer