Form 10-K/A
period 2002-12-28
TEAM AMERICA INC
filed 2003-04-28
CIK 860235

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                         COMMISSION FILE NUMBER: 0-21533

                               TEAM AMERICA, INC.
                (Name of registrant as specified in its charter)


                     OHIO                                        31-1209872
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

100 E. CAMPUS VIEW BLVD., SUITE 170, COLUMBUS, OHIO               43235
   (Address of principal executive offices)                    (Zip Code)

                                 (614) 848-3995
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     Aggregate market value of the Company's voting common equity held by its non-affiliates as of June 28, 2002 was approximately $5,913,000 based on the Closing Price of the Company's Common Stock on the NASDAQ.

     There were 8,236,698 shares of the Company's common stock outstanding at April 17, 2003.

     Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE

This Amendment No. 1 to Report on Form 10-K/A (the "Amendment") is being filed to amend the Report on Form 10-K of TEAM America, Inc., filed with the Securities Exchange Commission on March 28, 2003 (the "Original Report on Form 10-K"). The sole purpose of this Amendment is to include Items 10, 11, 12 and 13 previously intended to be incorporated by reference through TEAM America's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders. TEAM America will not be filing its Proxy Statement within 120 days following the end of its fiscal year 2002, and therefore, is filing this Amendment. The Amendment does not amend any other disclosure in the Original Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Directors and Executive Officers, including age and position with the Company as of April 18, 2003, are as follows:

        Name              Age              Office
        ----              ---              ------

S. Cash Nickerson         43    Chairman and Chief Executive Officer
Jose C. Blanco            47    Director
Ted A. Crawford           38    President and Chief Operating Officer
Crystal Faulkner          43    Director (1)
Daniel J. Jessee          50    Director
Andrew H. Johnson         37    Executive Vice President, Chief Financial
                                Officer, Treasurer and Director
Robert G. McCreary III    50    Director (2)
Joseph R. Mancuso         61    Director, Chair of Compensation Committee (1)(2)
James D. Robbins          56    Director, Chair of Audit Committee (1)
Jay R. Strauss            58    Executive Vice President, Chief Legal Officer,
                                Secretary and Director
Theodore R. Tetzlaff      59    Director (2)
Michael H. Thomas         52    Director

----------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee

The Company's Board of Directors is classified into three classes; each elected in staggered three-year terms that expire at the corresponding Annual Meeting of the Company or until their successors are duly elected and qualified.

     S. Cash Nickerson        Mr. Nickerson has served as the Company's Chairman
                              and Chief Executive Officer since December 2000, and his current term as a Director expires at the 2003 Annual Meeting. Mr. Nickerson also served as a Director of the Company from 1997 to 1999. Prior to this time, Mr. Nickerson served as the Chairman and Chief Executive Officer of Mucho.com from July
                              1999 to December 2000. Prior to that, he was a founder and partner in the law firm of Strauss
                              Nickerson LLP, in Lafayette, California, from 1998 to 2000. From 1995 to 1997, Mr. Nickerson was the
                              President and founder of Workforce Strategies, Inc., which the Company acquired in 1997.

     Jose C. Blanco           Mr. Blanco has served as a Director of the Company
                              since December 2000, and his current term expires at the 2004 Annual Meeting. He served as Executive Vice President of Finance and the Chief
                              Financial Officer of the Company from January 2001 to January 2003. Prior to this time, Mr. Blanco was the Chief Financial Officer of Mucho.com, Inc.
                              from July 1999 to December 2000. Mr. Blanco was an
                              Assistant Professor of Finance in the MBA and

                              Executive MBA programs at St. Mary's College
                              (Moraga, California) from September 1996 to
                              January 2001. From September 1994 to September 1996, Mr. Blanco attended Utah State University where he received a Ph.D. with a focus in Econometrics, Applied Microeconomics and Finance.

     Ted A. Crawford          Mr. Crawford has served as the Company's President
                              and Chief Operating Officer since September 2002.
                              He joined the Company in September 2001 as Vice
                              President of Sales and was subsequently promoted in May 2002 to Executive Vice President of Sales and Service. Prior to joining the Company, Mr.
                              Crawford was the Vice President - Sales of CSI,
                              Inc., a professional employer organization and wholly-owned subsidiary of Master Service, Inc., from February 2000 to August 2002, the President of Alliance 1, a sales and marketing company, from June 1999 to January 2000, and District Sales
                              Manager for Administaff, Inc., a professional employer organization, from October 1997 to May
                              1999.

     Crystal L. Faulkner      Ms. Faulkner has served as a Director of
                              the Company since 1997, and her current term expires at the 2003 Annual Meeting. She currently is and has been since 1999, a partner in the accounting firm of Cooney, Faulkner & Stevens,
                              LLC, in Cincinnati, Ohio. From 1991 to 1999, Ms.
                              Faulkner was a partner and shareholder in the accounting firm of Rippe & Kingston, in Cincinnati, Ohio. Ms. Faulkner serves on the board of Mental Health East, a not-for-profit organization serving the needs of children, and is the President of Accounting for Kids, Inc., a not-for-profit organization.

     Daniel J. Jessee         Mr. Jessee has served as a Director of the Company
                              since 2000, and his current term expires at the 2003 Annual Meeting. He currently is and has been since August 1998, a principal of Stonehenge
                              Financial Holdings, a private investing group headquartered in Columbus, Ohio. Prior to this time, Mr. Jessee served as a Senior Manager, Corporate Finance for Banc One Capital Corporation from August 1991 to August 1998.

     Andrew H. Johnson        Mr. Johnson has served as a Director since March
                              2003, as the Company's Executive Vice President,
                              Chief Financial Officer and Treasurer since
                              September 2002 and as the Company's Chief
                              Accounting Officer from January 2002 to August
                              2002. His current term as a Director expires at the 2004 Annual Meeting. Prior to joining the Company, Mr. Johnson was the founder and a consultant of Future in Focus, LLC, a company advising clients in the areas of corporate finance, from April 2001 to December 2001. From
                              April 2000 to March 2001, Mr. Johnson served as
                              Chief Financial Officer of Purchasing First, Inc., an Internet technology company. Prior to that, Mr.
                              Johnson served as Director, Middle Market Advisory
                              Services for PricewaterhouseCoopers LLP. Mr.
                              Johnson has been a certified public accountant since 1989.

     Robert G. McCreary III   Mr. McCreary has served as a Director of the
                              Company since 2001, and his current term expires at the 2004 Annual Meeting. He is the founder and currently a principal of CapitalWorks, LLC, a merchant bank focusing on investments in under-appreciated and under-valued micro-cap public companies. Prior to this time, Mr. McCreary was the President of Carleton, McCreary, Holmes &
                              Co., a merger and acquisition boutique, from 1993 to 1996. Mr. McCreary's experience includes serving in numerous managing partner positions in investment banking firms and as a partner in a large regional corporate law firm where his focus was mergers, acquisitions and succession issues for privately-held businesses. Mr. McCreary serves as a director for numerous privately-held and not-for-profit organizations and serves as a director of Pioneer-Standard Electronics, Inc., an electronic component and computer product distributing company.

     Joseph R. Mancuso        Mr. Mancuso has served as a Director of the
                              Company since 2000, and his
                              current term expires at the 2004 Annual Meeting.
                              He has served as the Chief Executive Officer of the CEO Club, Inc. and of the Center for Entrepreneurial Management, Inc., a not-for-profit membership association, since 1977. Mr. Mancuso has also served as the Chairman of the Management
                              Department at Worcester Polytechnic Institute in
                              Massachusetts since 1978.

     James D. Robbins         Mr. Robbins has served as a Director of the
                              Company since 2001, and his current term expires at the 2003 Annual Meeting. Since July 2001, he has served as the President of James D. Robbins and Co., a financial advisory and investment company. Prior to this time, Mr. Robbins was a managing partner of PricewaterhouseCoopers LLP
                              (and its predecessor firm Coopers & Lybrand),
                              Columbus market, from November 1, 1993 until his retirement on June 30, 2001. Mr. Robbins is a certified public accountant in the State of Ohio and the Commonwealth of Kentucky. Mr. Robbins serves as a director of Huntington Preferred
                              Capital, Inc. and Dollar General Corporation.

     Jay R. Strauss           Mr. Strauss has served as a Director and Secretary
                              of the Company since 2001 and as the Company's
                              Chief Legal Officer and Executive Vice President of Law and Human Resources since December 2000.
                              His current term as a Director expires at the 2005
                              Annual Meeting. Mr. Strauss served as the Chief
                              Legal Officer and director of Mucho.com from July
                              1999 until December 2000. Prior to this time, Mr.
                              Strauss was a founder and partner in the law firm of Strauss Nickerson LLP, in Lafayette,
                              California, from August 1998 to July 2000. Mr.
                              Strauss practiced law with the firm of Foley, McIntosh, Frey, Claytor and Strauss, in Lafayette,
                              California, from 1990 to August 1998.

     Theodore R. Tetzlaff     Mr. Tetzlaff has served as a Director of the
                              Company since June 2002, and his current term expires at the 2005 Annual Meeting. He is currently the Chicago Office Managing Partner for the law firm of McGuireWoods LLP. He was formerly a partner in the law firm of Jenner & Block LLC from 1973 to 1980 and from 1982 to 2001, having served as Chairman of the Executive Committee.
                              From 1992 to 1999 he also served as general counsel of Tenneco Inc., a global manufacturing company. He was formerly Vice President, Legal and External Affairs, of Cummins Engine Company from
                              1980 to 1982. Mr. Tetzlaff is also currently serving as a director of Continental Materials
                              Corporation, a heating and cooling manufacturing company, and a Commissioner of the Public Building
                              Commission of Chicago.

     Michael H. Thomas        Mr. Thomas has served as a Director of the Company
                              since December 2000, and his current term expires at the 2005 Annual Meeting. Since August 1999, he has served as a principal of Stonehenge Partners, Inc., a private equity group based in Columbus, Ohio. Prior to this time, Mr. Thomas served as a business consultant specializing in investments, mergers and acquisitions from January 1998 to July
                              1999. Mr. Thomas was the Executive Vice President and Treasurer of JMAC, Inc., a private holding company, from 1980 to 1998. While with JMAC, Inc.,
                              Mr. Thomas's duties involved investments, acquisitions and financial and tax planning.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers to file with the Securities and Exchange Commission initial reports of beneficial ownership and change in beneficial ownership of Common Stock of the Company. Such officers and directors are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. Except for the following Section 16(a) filings, to the

Company's knowledge, all officers and directors of the Company complied with the Section 16(a) filing requirements: (i) Ted Crawford was inadvertently late in filing an initial report on Form 3; (ii) Ted Crawford was inadvertently late in filing a Form 4 for options granted in September 2002; (iii) Andrew Johnson was inadvertently late in filing a Form 4 for options granted in December 2002; and (iv) each of Crystal Faulkner, William Johnston (former director), Robert McCreary III, Joseph Mancuso, James Robbins, Theodore Tetzlaff and Michael Thomas was inadvertently late in filing a Form 5 for options granted in May 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning our annual and long-term compensation of the Chief Executive Officer and the top executive officers as of the end of fiscal year 2002 (based upon compensation) whose total salary and bonus for fiscal year 2002 exceeded $100,000 (together, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                             Annual                         Long-Term
                                                          Compensation                     Compensation
                                    --------------------------------------------------   ----------------
                                                                                            Securities
                                                                          Other Annual      Underlying
Name and Principal Position         Year        Salary       Bonus        Compensation   Options/SARs (#)
---------------------------         ----      ----------    --------      ------------   ----------------
S. Cash Nickerson                   2002      $ 353,519     $ 25,000      $ 25,474 (2)            --
Chairman and Chief                  2001      $ 332,292     $ 95,000      $370,620 (3)        50,000
Executive Officer (1)               2000             --           --            --                --

Jose  C. Blanco (4)                 2002      $ 223,615           --      $ 23,729 (5)            --
                                    2001      $ 236,971           --      $ 93,308 (6)            --
                                    2000             --           --            --           145,238

Ted A. Crawford                     2002      $ 162,115           --      $ 62,153 (7)        75,000
President                           2001      $  32,308     $  6,000            --            10,000
                                    2000             --                         --                --

Andrew H. Johnson                   2002      $ 138,711     $ 25,000      $  9,102 (8)        45,000
Chief Financial Officer and         2001             --           --            --                --
Treasurer                           2000             --           --            --                --

Jay R. Strauss, Chief               2002      $ 181,865     $ 17,500      $113,679 (9)            --
Legal Officer and                   2001      $ 178,927     $  5,000            --            25,000
Executive Vice President            2000             --           --            --            26,455

(1)  Mr. Nickerson was appointed Chief Executive Officer on December 28, 2000.

(2) Represents additional perquisites and personal benefits, including car allowance of $8,000 and health care insurance premiums of $7,719, incurred by Mr. Nickerson and paid by the Company.

(3) Represents additional perquisites and personal benefits, including relocation expenses of $332,847, incurred by Mr. Nickerson and paid by the Company.

(4) Mr. Blanco's employment with the Company was terminated effective January 31, 2003.

(5) Represents additional perquisites and personal benefits, including car allowance of $13,000 and health care insurance premiums of $8,462, incurred by Mr. Blanco and paid by the Company.

(6) Represents additional perquisites and personal benefits, including relocation expenses of $73,815, incurred by Mr. Blanco and paid by the Company.

(7) Represents additional perquisites and personal benefits, including relocation expenses of $47,527, incurred by Mr. Crawford and paid by the Company.

(8) Represents additional perquisites and personal benefits, including health care insurance premiums of $6,314, incurred by Mr. Johnson and paid by the Company.

(9) Represents additional perquisites and personal benefits, including relocation expenses of $103,575, incurred by Mr. Strauss and paid by the Company.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning options granted during 2002 to the Named Executives:

                                        Individual Grants
                      ----------------------------------------------------
                       Number of     Percentage of                               Potential Realizable
                      Securities     Total Options                              Value at Assumed Annual
                      Underlying       Granted to   Exercise                     Rates of Stock Price
                       Options       Employees in   Price Per   Expiration      Appreciation for option
Name                  Granted (#)    Fiscal 2002      Share        Date              Term (1)(2)
----                  -----------    ------------   ---------   ----------      -----------------------
                                                                                   5%             10%
                                                                                -------        --------

S. Cash Nickerson           --          --             --              --            --              --
Jose  C. Blanco             --          --             --              --            --              --
Ted A. Crawford         50,000          41.7%       $   2.90     05/01/12       $91,190        $231,093
Ted A. Crawford         25,000          20.8%       $   0.54     11/14/12       $ 8,490        $ 21,516
Andrew H. Johnson       45,000          37.5%       $   0.54     11/14/12       $15,282        $ 38,728
Jay R. Strauss              --          --             --              --            --              --

(1) The dollar amounts in these columns are the product of (a) the difference between (i) the product of the per-share market price at the date of the grant and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded annually over the term of the option (ten years) and (ii) the per-share exercise price of the option and (b) the number of shares underlying the grant at fiscal year-end.

(2) The appreciation rates stated are arbitrarily assumed and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value that may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether such an increase will be realized will depend not only on the efforts of the recipient of the option, but also upon conditions in our industry and market area, competition and economic conditions, over which the optionee may have little or no control.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning the value of unexercised stock options held as of December 28, 2002 by the Named Executives:

                                                             Number of Securities                  Value of Unexercised
                                                            Underlying Unexercised                 In-the-Money Options
                                                         Options at Fiscal Year-End(#)           at Fiscal Year-End ($) (2)
                                                         -----------------------------         ------------------------------
                               Shares         Value
                            Acquired on     Realized
                            Exercise (#)     ($) (1)     Exercisable     Unexercisable     Exercisable      Unexercisable
                            ------------     -------     -----------     -------------     -----------      -------------
S. Cash Nickerson                0              0          112,000           40,000            $ 0               $ 0
Jose  C. Blanco                  0              0          145,238                0            $ 0               $ 0
Ted A. Crawford                  0              0            2,000           83,000            $ 0               $ 0
Andrew H. Johnson                0              0           20,000           25,000            $ 0               $ 0
Jay R Strauss                    0              0           31,455           20,000            $ 0               $ 0

(1) Represents the difference between the per-share fair market value on the date of exercise and the per-share option exercise price, multiplied by the number of shares to which the exercise relates.

(2) Represents the total gain that would be realized if all in-the-money options held at year-end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per-share option exercise price and per-share fair market value at year-end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option. As of the end of fiscal year 2002, there were no in-the-money options outstanding.

EMPLOYMENT AGREEMENTS

Effective December 1, 2002, Mr. Nickerson executed an employment agreement with the Company pursuant to which he agreed to serve as Chief Executive Officer. His employment is "at-will." Under the terms of the agreement, Mr. Nickerson received an annual base salary of $350,000, plus incentive compensation in an amount equal to 100% of his annual based salary based upon achievement of an EBITDA objective. For fiscal year 2002, the EBITDA objective was not reached. Subsequent EBITDA objectives will be set by the Compensation Committee of the Board. Under the agreement, Mr. Nickerson will also receive a bonus of $100,000 plus 100,000 qualified stock options with an exercise price of $0.60 if the Company completes a sale, merger or major refinance transaction in fiscal year 2003. In the event Mr. Nickerson's employment is terminated for cause, the Company will pay Mr. Nickerson the compensation and benefits due under his employment agreement through the date of such termination. In the event Mr. Nickerson's employment is terminated for reasons other than for cause, Mr. Nickerson is entitled to severance equal to 150% of his base salary, payable immediately. Mr. Nickerson's employment agreement contains certain non-solicitation provisions that prohibit him from soliciting the Company's clients or customers for his own benefit during his employment and for a period of three years after termination of his employment and that prevent him from competing with the Company during his employment and during any period with respect to which he is being paid severance.

Mr. Blanco executed an employment agreement with the Company, effective December 2000, pursuant to which he agreed to serve as Executive Vice President of Finance and Chief Financial Officer for a period of one year and, unless terminated in accordance with the provisions therein, on each anniversary date of the agreement, the term thereof will be automatically extended for one additional year. Under the terms of the agreement, Mr. Blanco received an annual base salary of $225,000 in 2002, plus incentive compensation in an amount equal to 50% of his annual base salary upon achievement of an EBITDA objective. For the fiscal year 2002, the EBITDA objective was not reached. Under the agreement, if Mr. Blanco's employment is terminated for cause, the Company must pay Mr. Blanco the compensation and benefits due under his employment agreement through the date of such termination. In the event Mr. Blanco's employment is terminated for reasons other than for cause, Mr. Blanco is entitled under the agreement to severance equal to one year's base salary. Mr. Blanco's employment agreement also contains certain non-solicitation provisions that prohibit him from soliciting the Company's clients or customers for his own benefit for a period of three years after termination of his employment. Mr. Blanco's employment was terminated effective January 31, 2003. The terms of his severance are currently being negotiated.

Effective September 23, 2002, Mr. Crawford executed a new employment agreement with the Company (superceding his employment agreement dated May 1, 2002) pursuant to which he agreed to serve as President. His employment is "at-will." Under the terms of the agreement, Mr. Crawford received an annual base salary of $240,000, plus 10,000 qualified options (in addition to the 50,000 qualified options awarded on May 1, 2002), plus incentive compensation in an amount equal to 50% of his annual base salary upon achievement of an EBITDA objective. For fiscal year 2002, the EBITDA objective was not reached. Subsequent EBITDA objectives will be set by the Compensation Committee of the Board. Under the agreement, in the event Mr. Crawford's employment is terminated for cause, the Company is obligated to pay Mr. Crawford the compensation and benefits due under his employment agreement through the date of such termination. In the event Mr. Crawford's employment is terminated for reasons other than for cause, Mr. Crawford is entitled under the agreement to severance equal to six month's base salary, unless his employment is terminated for reasons other than for cause within six months of a "change of control," in which event he will receive severance equal to 12 month's salary. Mr. Crawford's employment agreement contains certain non-solicitation provisions that prohibit him from soliciting the Company's clients or customers for his own benefit during his employment and for a period of three years after termination of his employment and that prevent him from competing with the Company during his employment and during any period with respect to which he is being paid severance.

Effective September 23, 2002, Mr. Johnson executed a new employment agreement with the Company (superceding his employment agreement dated December 4, 2001) pursuant to which he agreed to serve as Chief Financial Officer and Treasurer. His employment is "at-will." Under the terms of the agreement, Mr. Johnson received an annual base salary of $180,000 (beginning April 1, 2003), plus 25,000 qualified options and 20,000 non-qualified options (both to be issued a fair market value), plus incentive compensation in an amount based upon performance as evaluated by the Chief Executive Officer and the Chair of the Audit Committee. Under the agreement, in the event Mr. Johnson's employment is terminated for cause, the Company is obligated to pay Mr. Johnson the compensation and benefits due under his employment agreement through the date of such termination. In the event Mr. Johnson's employment is terminated for reasons other than for cause, Mr. Johnson is entitled to severance equal to six month's base salary, unless his employment is terminated for reasons other than for cause within six months of a "change of control," in which event he will receive severance equal to 12 month's salary. Mr. Johnson's employment agreement contains certain non-solicitation provisions that prohibit him from soliciting the Company's clients or customers for his own benefit during his employment and for a period of three years after termination of his employment and that prevent him from competing with the Company during his employment and during any period with respect to which he is being paid severance.

Effective December 1, 2002, Mr. Strauss executed a revised employment agreement with the Company (superceding his employment agreement dated December 28, 2000) pursuant to which he agreed to serve as Executive Vice President of Law and Human Resources and General Counsel. His employment is "at-will." Under the terms of the agreement, Mr. Strauss received an annual base salary of $196,560, plus incentive compensation in an amount equal to 50% of his annual base salary upon achievement of an EBITDA objective. For fiscal year 2002, the EBITDA objective was not reached. Subsequent EBITDA objectives will be set by the Compensation Committee of the Board. Under the agreement, in the event Mr. Strauss's employment is terminated for cause, the Company will pay Mr. Strauss the compensation and benefits due under his employment agreement through the date of such termination. In the event Mr. Strauss's employment is terminated for reasons other than for cause, Mr. Strauss is entitled to severance equal to 12 month's base salary, unless his employment is terminated for reasons other than for cause within six months of a "change of control," in which event he will receive severance equal to 18 month's base salary. Mr. Strauss's employment agreement contains certain non-solicitation provisions that prohibit him from soliciting the Company's clients or customers for his own benefit during his employment and for a period of three years after termination of his employment and that prevent him from competing with the Company during his employment and during any period with respect to which he is being paid severance.

DIRECTOR COMPENSATION

Non-employee directors receive $1,500 for each Board of Directors and Committee meeting attended, plus out-of-pocket expenses incurred in connection with attending meetings. The Chairman of the Audit Committee and the Chairman of the Compensation Committee are paid a monthly retainer of $1,500 for their services. Directors who are employees do not receive any separate compensation for their services as directors. Non-employee directors also receive 10,000 stock options in exchange for serving on the Board of Directors and 3,500 stock options for each Committee on which they serve.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. McCreary, Mancuso and Tetzlaff currently serve as members and were members of the Compensation Committee during fiscal year 2002. Messrs. McCreary, Mancuso and Tetzlaff are not employees or former employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 17, 2003, regarding the beneficial ownership of common stock by (i) each person or entity known by us who beneficially owns more than five percent of our outstanding common stock, (ii) each of the current directors, (iii) the Named Executives, and (iv) all current directors and executive officers as a group. As of April 17, 2003, there were 8,236,698 shares of common stock outstanding. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity.

                                                                                            PERCENT
                                                                                           OF COMMON
NAME AND ADDRESS OF                                                  NUMBER OF SHARES        STOCK
BENEFICIAL OWNER (1)                                                BENEFICIALLY OWNED      OWNED(2)
--------------------                                                ------------------     ---------
Jose C. Blanco....................................................       256,475   (3)       3.06 %
Ted A. Crawford...................................................        14,400   (4)            *
Crystal Faulkner..................................................        52,500   (5)            *
Daniel J. Jessee..................................................     3,885,433   (6)      35.72 %
Andrew H. Johnson.................................................        20,300   (7)            *
Joseph Mancuso....................................................        91,408   (8)       1.10 %
Robert G. McCreary III............................................       648,430   (9)       7.86 %
S. Cash Nickerson.................................................     2,223,577  (10)      26.63 %
James D. Robbins..................................................        18,500  (11)            *
Jay R. Strauss....................................................       222,929  (12)       2.70 %
Theodore R. Tetzlaff..............................................        27,608  (13)            *
Michael H. Thomas.................................................     3,881,933  (14)      35.70 %
Stonehenge Opportunity Fund LLC...................................     3,871,933  (15)      35.64 %
CapitalWorks, LLC.................................................       634,930  (16)       7.71 %
All Directors and Executive Officers as a group (12 Persons)......     7,471,560  (17)      65.90 %

  *  Represents less than 1% of our outstanding shares of common stock.

(1) The address of each director and officer listed in the table, except Mr. Crawford, is 100 East Campus View Boulevard, Suite 170, Columbus, Ohio 43235. The address for Mr. Crawford is 130 East Wilson Bridge Rd, Worthington, Ohio 43085. The address for Stonehenge Opportunity Fund LLC ("Stonehenge") is 191 West Nationwide Boulevard, Columbus, Ohio 43215. The address for CapitalWorks, LLC is 1111 Superior Avenue, Suite 970, Cleveland, Ohio 44114.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares. The percentages of beneficial ownership shown assume the exercise or conversion of all preferred convertible stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of April 17, 2003 but not the exercise or conversion of preferred convertible stock, options, warrants and other convertible securities held by other holders of such securities.

(3) Includes 145,238 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(4) Includes 12,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(5) Includes 51,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(6) Includes 13,500 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003. Also includes shares beneficially owned by Mr. Jessee in his capacity as an officer of the managing general partner of Stonehenge. Stonehenge owns (a) 1,245,030 shares of common stock, (b) warrants convertible into 1,185,185 shares of common stock within 60 days of April 17, 2003, and (c) 97,316 shares of Class A Series 2000 Preferred Stock that are convertible into 1,441,718 shares of common stock within 60 days of April 17, 2003. Mr. Jessee shares voting and investment power with respect to all of these shares. See Note 15.

(7) Includes 20,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(8) Includes 20,500 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003. Also includes (a) 52,908 shares beneficially owned by Mr. Mancuso in his capacity as the custodian for his minor children; and (b) 18,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003 held by the CEO Club, Inc., a non-for-profit membership association for which Mr. Mancuso is the CEO. Mr. Mancuso shares voting and investment power with his minor children for the 52,908 shares held by his children.

(9) Includes 13,500 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003. Also includes 634,930 shares beneficially owned by Mr. McCreary in his capacity as chairman of CapitalWorks, LLC. CapitalWorks, LLC is the general partner of Short Vincent Partners, LP ("SVP, LP") and the managing member of SVP Co-Investors LLC ("SVP Co. LLC"). SVP, LP holds 335,000 shares of common stock. SVP Co. LLC holds 299,930 shares of common stock.
     Mr. McCreary shares voting and investment power with respect to all of these shares.

(10) Includes 112,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003. Also includes 21,750 shares beneficially owned by Mr. Nickerson and held in custodial accounts for the benefit of family members, which he shares voting and investment power with his wife.

(11) Includes 13,500 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(12) Includes 31,455 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(13) Includes 13,500 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003.

(14) Includes 10,000 shares subject to options to purchase common stock exercisable within 60 days of April 17, 2003. Also includes shares beneficially owned by Mr. Thomas in his capacity as an officer of the managing general partner of Stonehenge. Stonehenge directly holds (a) 1,245,030 shares of common stock, (b) warrants convertible into 1,185,185 shares of common stock within 60 days of April 17, 2003, and (c) 97,316 shares of Class A Series 2000 Preferred Stock that are convertible into 1,441,718 shares of common stock within 60 days of April 17, 2003. Mr. Thomas shares voting and investment power with respect to all of these shares. See Note 15.

(15) Includes (a) 1,245,030 shares of common stock, (b) warrants convertible into 1,185,185 shares of common stock within 60 days of April 17, 2003, and
     (c) 97,316 shares of Class A Series 2000 Preferred Stock that are convertible into 1,441,718 shares of common stock within 60 days of April 17, 2003. These shares are also beneficially owned by, and Stonehenge shares voting and investment power with, Messrs. Jessee and Thomas.

(16) Includes 634,930 shares beneficially owned by CapitalWorks, LLC in its capacity as (a) the general partner of SVP, LP and (b) the managing member of SVP Co. LLC. SVP, LP directly holds 335,000 shares of common stock. SVP Co. LLC directly holds 299,930 shares of common stock. These shares are also beneficially owned by, and CapitalWorks, LLC shares voting and investment power with, Mr. McCreary. See Note 9.

(17) Includes a total of 1,659,378 shares subject to options and warrants to purchase common stock by all directors and officers as a group exercisable within 60 days of April 17, 2003.

PREFERRED STOCK

Class A Series 2000 Convertible Preferred Stock

The Class A Series 2000 Preferred Stock (the "Series 2000 Preferred") votes as a single class with the common stock, with each share of the Series 2000 Preferred entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share).

The following table sets forth certain information as of April 17, 2003, regarding the beneficial ownership of the Series 2000 Preferred by (i) each person or entity who beneficially own more than five percent of the outstanding Series 2000 Preferred, (ii) each of the current directors, (iii) the Named Executives, and (iv) all current directors and executive officers as a group. As of April 17, 2003, there were 133,240 shares of Series 2000 Preferred outstanding. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity.

                                                                                            PERCENT
                                                                                         OF PREFERRED
NAME AND ADDRESS OF                                               NUMBER OF SHARES          STOCK
BENEFICIAL OWNER (1)                                             BENEFICIALLY OWNED       OWNED (2)
--------------------                                             ------------------      ------------
Jose C. Blanco..................................................           0                    *
Ted A. Crawford.................................................           0                    *
Crystal Faulkner................................................           0                    *
Daniel J. Jessee................................................      97,316   (3)         73.04%
Andrew H. Johnson...............................................           0                    *
Joseph Mancuso..................................................           0                    *
Robert G. McCreary III..........................................           0                    *
S. Cash Nickerson...............................................           0                    *
James D. Robbins................................................           0                    *
Jay R. Strauss..................................................           0                    *
Theodore R. Tetzlaff............................................           0                    *
Michael H. Thomas...............................................      97,316   (4)         73.04%
Stonehenge Opportunity Fund LLC.................................      97,316   (5)         73.04%
Provident Financial Group, Inc..................................      12,135                9.11%
Professional Staff Management, Inc..............................      23,789               17.85%
All Directors and Executive Officers as a group (12 Persons)....      97,316               73.04%

 *   Represents less than 1% of our outstanding shares of Series 2000 Preferred.

(1) The address of each director and officer listed in the table, except Mr. Crawford, is 100 East Campus View Boulevard, Suite 170, Columbus, Ohio 43235. The address for Mr. Crawford is 130 East Wilson Bridge Rd, Worthington, Ohio 43085. The address for Stonehenge Opportunity Fund LLC is 191 West Nationwide Boulevard, Columbus, Ohio 43215. The address for Provident Financial Group, Inc. is One East Fourth

     Street, Cincinnati, Ohio 45202. The address for Professional Staff Management, Inc. is C/O ABS Capital, 505 Sansome Street, Suite 1550, San Francisco, California 94111.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares. "Percent of Preferred Stock Owned" is calculated on the basis of the number of Series 2000 Preferred shares outstanding on April 17, 2003. There were no outstanding convertible securities, options or warrants that convert into Series 2000 Preferred as of April 17, 2003.

(3) Mr. Jessee is the beneficial owner of these shares solely through his capacity as an officer of the managing general partner of Stonehenge Opportunity Fund LLC. Mr. Jessee shares voting and investment power with respect to all of these shares.

(4) Mr. Thomas is the beneficial owner of these shares solely through his capacity as an officer of the managing general partner of Stonehenge Opportunity Fund LLC. Mr. Thomas shares voting and investment power with respect to all of these shares.

(5) These shares are also beneficially owned by, and Stonehenge shares voting and investment power with, Messrs. Jessee and Thomas.

ITEM 13. Certain Relationships and Related Transactions

Ms. Faulkner is a principal in the accounting firm of Cooney, Faulkner & Stevens, LLC. Cooney, Faulkner & Stevens, LLC received fees for tax services provide to us in the amount of $78,650 in fiscal year 2002. In addition, Cooney, Faulkner & Stevens, LLC has entered into our standard client agreement. We have provided and expect to continue to provide, professional employer organization services to Cooney, Faulkner & Stevens, LLC upon terms and conditions no more favorable than those generally provided to our other clients.

In November 2002, the Company engaged CapitalWorks, LLC to perform certain investment banking services; Mr. McCreary is Chairman of CapitalWorks, LLC. The dollar amount of fees paid to CapitalWorks, LLC in fiscal year 2002 did not exceed 5% of CapitalWorks, LLC's annual gross revenues.

Theodore R. Tetzlaff, a director and member of the Compensation Committee, is a partner in the law firm of McGuireWoods LLP, Managing Partner of its Chicago office and member of its governing Board of Partners. The Company retains McGuireWoods LLP to provide it with legal services. The dollar amount of fees paid to McGuireWoods LLP by the Company in fiscal year 2002 did not exceed 5% of McGuireWoods LLP's annual gross revenues.

                                  EXHIBIT INDEX


Exhibit
Number                           Document Description
-------                          --------------------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TEAM America, Inc.


Date: April 28, 2003                         By: /s/ S. CASH NICKERSON
                                                 -------------------------------
                                                 S. Cash Nickerson, Chairman and
                                                 Chief Executive Officer

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


SIGNATURE                                   TITLE                                          DATE
---------                                   -----                                          ----

/s/ S. CASH NICKERSON                       Chairman and Chief Executive Officer     April 28, 2003
---------------------------------------
S. Cash Nickerson                           (Principal Executive Officer)

 /s/ ANDREW H. JOHNSON *                    Chief Financial Officer and Director     April 28, 2003
 --------------------------------------
Andrew H. Johnson                           (Principal Accounting Officer)

/s/ JAY R. STRAUSS                          Chief Legal Officer and Director         April 28, 2003
---------------------------------------
Jay R. Strauss

/s/ CRYSTAL FAULKNER *                      Director                                 April 28, 2003
---------------------------------------
Crystal Faulkner

/s/ DANIEL J. JESSEE *                      Director                                 April 28, 2003
---------------------------------------
Daniel J. Jessee

/s/ ROBERT G. McCREARY III *                Director                                 April 28, 2003
---------------------------------------
Robert G. McCreary III

/s/ JOSEPH MANCUSO *                        Director                                 April 28, 2003
---------------------------------------
Joseph Mancuso

/s/ JAMES D. ROBBINS *                      Director                                 April 28, 2003
---------------------------------------
James D. Robbins

/s/ THEODORE R. TETZLAFF                    Director                                 April 28, 2003
---------------------------------------
Theodore R. Tetzlaff

/s/ MICHAEL H. THOMAS *                     Director                                 April 28, 2003
---------------------------------------
Michael H. Thomas

*By: /s/ S. CASH NICKERSON
     ----------------------------------
S. Cash Nickerson, attorney-in-fact
for each of the persons indicated

                                  CERTIFICATION

I, S. Cash Nickerson, certify that:

1.   I have reviewed this annual report on Form 10-K/A of TEAM America, Inc.;

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


Date: April 28, 2003

                                                      /s/ S. Cash Nickerson
                                                      --------------------------
                                                      S. Cash Nickerson
                                                      Chief Executive Officer

                                  CERTIFICATION

I, Andrew H. Johnson, certify that:

1.   I have reviewed this annual report on Form 10-K/A of TEAM America, Inc.;

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

Date: April 28, 2003

                                                      /s/ Andrew H. Johnson
                                                      --------------------------
                                                      Andrew H. Johnson
                                                      Chief Financial Officer