Form 10-Q
period 2003-03-29
TEAM AMERICA INC
filed 2003-05-13
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21533

                               TEAM AMERICA, INC.
             (Exact Name of Registrant As Specified In Its Charter)

                  OHIO                                         31-1209872
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

100 EAST CAMPUS VIEW BOULEVARD, SUITE 170
              COLUMBUS, OH                                        43235
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON MAY 9, 2003 WAS 8,215,628.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                                 MARCH 29, 2003

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGE
                                                                                                               NO.
                                                                                                               ---
Item 1.   Financial Statements:

   Condensed Consolidated Balance Sheets - March 29, 2003
   and December 28, 2002...................................................................................     3

   Condensed Consolidated Statements of Operations -- Three-month periods
   ended March 29, 2003 and March 30, 2002 ................................................................     5

   Condensed Consolidated Statements of Cash Flows - Three-month periods
   ended March 29, 2003 and March 30, 2002.................................................................     6

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Three-month
   period ended March 29, 2003.............................................................................     8

   Notes to Condensed Consolidated Financial Statements....................................................     9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................     24

Item 4.  Controls and Procedures...........................................................................     24


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................................................     25

Signatures.................................................................................................     26

Certifications.............................................................................................     27




Note:   Items 1 through 5 of Part II are omitted because they are not applicable.

                          TEAM AMERICA, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 29, 2003 AND DECEMBER 28, 2002
                       (000's omitted except for share amounts)

                                                                                       MARCH 29,   DECEMBER 28,
                                                                                          2003        2002
                                                                                        -------      -------
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash                                                                                 $   521      $  --
   Receivables:
      Trade, net of allowance for doubtful accounts of $152 and $142, respectively        1,350        2,127
      Unbilled revenues                                                                  10,676       12,813
      Other receivables                                                                      21          185
      Income tax receivable                                                               1,207        1,207
                                                                                        -------      -------
         Total receivables                                                               13,254       16,332
                                                                                        -------      -------
   Prepaid expenses                                                                       2,962        3,122
   Deferred income tax asset                                                              1,037        1,037
                                                                                        -------      -------
         Total Current Assets                                                            17,774       20,491
                                                                                        -------      -------

PROPERTY AND EQUIPMENT, NET                                                               1,800        1,994
                                                                                        -------      -------
OTHER ASSETS:
   Goodwill, net                                                                         36,014       36,014
   Other intangible assets, net                                                             853          945
   Deferred income tax asset                                                                275          275
   Other                                                                                  3,344        3,544
                                                                                        -------      -------
        Total Other Assets                                                               40,486       40,778
                                                                                        -------      -------
        Total Assets                                                                    $60,060      $63,263
                                                                                        =======      =======

Continued on next page

                        TEAM AMERICA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 29, 2003 AND DECEMBER 28, 2002
                     (000's omitted except for share amounts)

                                                                                   MARCH 29,      DECEMBER 28,
                                                                                      2003           2002
                                                                                    --------       --------
                                                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                           $  2,730       $  2,545
   Checks drawn in excess of bank balances                                              --            1,696
   Debt                                                                                8,540            771
   Capital lease obligations                                                             255            303
   Accrued compensation                                                               11,077         12,203
   Accrued payroll taxes and insurance                                                 6,768          6,564
   Accrued workers' compensation liability                                             2,938          2,252
   Other accrued expenses                                                              3,143          3,398
                                                                                    --------       --------
      Total Current Liabilities                                                       35,451         29,732
                                                                                    --------       --------
LONG-TERM LIABILITIES:
   Debt, less current portion                                                           --            8,128
   Capital lease obligations, less current portion                                       392            463
   Accrued workers' compensation liability, less current portion                       1,668          2,241
   Client deposits and other liabilities                                               1,885          2,044
                                                                                    --------       --------
      Total Liabilities                                                               39,396         42,608
                                                                                    --------       --------
CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                    9,552          9,552
BRIDGE NOTE                                                                            1,500          1,500
                                                                                    --------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,955,410 issued        45,189         44,552
   Deferred compensation                                                                  (9)           (11)
   Accumulated deficit                                                               (20,792)       (20,162)
                                                                                    --------       --------
                                                                                      24,388         24,379
Less - Treasury stock, 2,739,782 shares, at cost                                     (14,776)       (14,776)
                                                                                    --------       --------
         Total Shareholders' Equity                                                    9,612          9,603
                                                                                    --------       --------
         Total Liabilities and Shareholders' Equity                                 $ 60,060       $ 63,263
                                                                                    ========       ========

See Notes to Condensed Consolidated Financial Statements.

                    TEAM AMERICA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

                  (000'S OMITTED EXCEPT PER SHARE AMOUNTS)


                                                                     MARCH 29,      MARCH 30,
                                                                       2003           2002
                                                                     --------       --------
                                                                   (UNAUDITED)    (UNAUDITED)
REVENUES                                                             $ 14,389       $ 13,549
                                                                     --------       --------
COST OF SERVICES                                                        9,996          8,927
                                                                     --------       --------
GROSS PROFIT                                                            4,393          4,622
                                                                     --------       --------
OPERATING EXPENSES:
   Administrative salaries                                              2,702          2,822
   Other selling, general and
      administrative expenses                                           1,606          2,206
   Restructuring charges                                                  (16)          --
   Systems and operations development costs                              --              302
   Depreciation and amortization                                          317            302
                                                                     --------       --------
      Total operating expenses                                          4,609          5,632
                                                                     --------       --------
OPERATING LOSS                                                           (216)        (1,010)
   Interest expense, net                                                 (421)          (212)
                                                                     --------       --------
LOSS BEFORE INCOME TAXES                                                 (637)        (1,222)
   Income tax expense (benefit)                                            (7)          --
                                                                     --------       --------
NET LOSS                                                                 (630)        (1,222)
   Preferred stock dividends                                             --             (295)
                                                                     --------       --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $   (630)      $ (1,517)
                                                                     ========       ========

Basic and diluted net loss per common share                          $  (0.08)      $  (0.19)

Weighted average number of shares used in per share computation         8,216          8,059

See Notes to Condensed Consolidated Financial Statements

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

                               (000's omitted)

                                                                      MARCH 29,    MARCH 30,
                                                                        2003         2002
                                                                      -------       -------
                                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $  (630)      $(1,222)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                   317           302
          Amortization of financing costs                                 197            44
          Bad debt expense                                                 60            60
          Gain in fair market value of derivative                         (26)          (42)
          Change in other assets and liabilities                        2,534        (3,446)
                                                                      -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     2,452        (4,304)
                                                                      -------       -------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (35)         (109)
     Cash used in acquisitions of intangible assets                      --            (300)
                                                                      -------       -------
NET CASH USED IN INVESTING ACTIVITIES                                     (35)         (409)
                                                                      -------       -------
CASH FLOW FROM FINANCING ACTIVITIES:
   Checks drawn in excess of bank balances                             (1,696)        2,903
   Proceeds from bank borrowings                                         --             750
   Notes payable and short-term borrowing repaid                          (57)         (320)
   Payments on capital lease obligations                                 (119)          (67)
   Payments of financing costs                                            (24)         --
                                                                      -------       -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (1,896)        3,266
                                                                      -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      521        (1,447)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                --           1,447
                                                                      -------       -------
CASH AND EQUIVALENTS, END OF PERIOD                                   $   521       $  --
                                                                      =======       =======

Supplemental disclosure of cash flow information:
   Interest paid                                                      $   186       $   209
   Income tax  (refunded) paid, net                                   $   (19)      $    91

See Notes to Condensed Consolidated Financial Statements.

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three-month period ended March 30, 2002, the Company accrued preferred stock dividends payable in-kind equivalent of $295,000 in connection with the $11,000,000 face value of preferred stock.

During the three-month period ended March 30, 2002, the Company acquired $14,000 of property and equipment under capital leases.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 29, 2003

                    (000's omitted except for share amounts)

                                            Common Stock Issued
                                       -------------------------     Deferred       Treasury        Accumulated
                                         Number           Value    Compensation       Stock            Deficit            Total
                                       ----------         -------      ----          --------          --------          -------
Balance at December 28, 2002           10,955,410         $44,552      $(11)         $(14,776)         $(20,162)         $ 9,603
     Amortization of deferred
        compensation                         --              --           2              --                --                  2
     Issuance of warrants to
        purchase common stock                --               637       --               --                --                637
     Net loss                                --              --         --               --                (630)            (630)
                                       ----------         -------      ----          --------          --------          -------
Balance at March 29, 2003              10,955,410         $45,189      $ (9)         $(14,776)         $(20,792)         $ 9,612
                                       ==========         =======      ====          ========          ========          =======


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - NATURE OF BUSINESS

     TEAM America, Inc. (the "Company"), an Ohio corporation, is a Business Process Outsourcing ("BPO") Company specializing in human resources. TEAM America is a leading provider of Professional Employment Organization ("PEO") services in Ohio, Texas, Utah, Nevada, Oregon, Idaho, Tennessee, Mississippi, Georgia and California. The Company, through its subsidiaries, offers its services to small to medium-sized businesses. These services include payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, and workforce compliance administration.

     The Company was formed by the December 28, 2000 merger of TEAM America Corporation and Mucho.com, Inc. in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho.com, Inc. was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post-transaction combined company. The historical earnings per share and share amounts of the Company have been retroactively restated for all periods presented in these consolidated financial statements to give effect to the conversion ratio utilized in the merger with TEAM America Corporation. As a result, all share amounts and losses per share are presented in TEAM America Corporation equivalent shares.

     NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

     The Company continues to operate with a significant working capital deficit and experiences pressure on the business due to the overall weak national economy. In addition, the Company was not in compliance with certain financial covenants under its amended credit facility as of March 29, 2003. In order to address these issues, management executed restructurings of the Company's operations throughout 2002 and is continuing the implementation of cost-savings strategies in 2003.

     Management continues to believe that in order to provide a platform for growth, whether internally-generated growth or through acquisitions, the Company must continue to pursue additional sources of capital as well as other strategic alternatives. The Company has been exploring opportunities to raise capital for the past 12 months. Management believes that as a result of the Company's continued improvement in operating results, its continued focus on cost reduction and containment, as well as its restructuring of its Credit Facility and Preferred Stock Agreements, that additional opportunities to raise capital may be available. Management is in active discussions and negotiations with respect to such capital infusions and/or potential merger partners. Management will continue to pursue these discussions.

     The Company continues to evaluate strategic alternatives. These alternatives include the potential disposition of business operations in non-core markets, as well as alternative ways to further reduce operating costs, including outsourcing key tasks to low-cost providers.

     Failure by the Company to continue to control costs may have a significant negative impact on the Company's ability to generate sufficient cash from operations during 2003. Accordingly, additional capital sources may be required to fund operations. Failure to raise such capital, if required, or complete other strategic alternatives may result in a material adverse effect on the future financial condition and the future results of operations of the Company.

     NOTE 3 - ACCOUNTING POLICIES

     Goodwill

     Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company no longer amortizes goodwill, but is required to test for impairment on an annual basis and at interim periods if certain factors are present that may indicate that the carrying value of the reporting unit is greater than its fair value. The Company has determined that it operates as a single reporting unit; therefore, any potential goodwill impairment is measured at the corporate level.

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

          - Market capitalization plus a "control" premium (assumed to be 20%) was approximately $6,901,000.

          - The Company prepared a discounted EBITDA analysis based upon the Company's forecasted EBITDA (before restructuring charges) for 2002 and applying certain growth factors for 2003 through 2007. The significant assumptions used in these calculations included:

               - Fiscal year 2003 EBITDA was estimated assuming a gross margin similar to 2002 and certain changes in the Company's business, including the impact of 2002 restructuring.

               - Management assumed the following annual growth rates in gross margin: 2004 - 10%, 2005 - 8%, 2006 - 6% and 2007 -
                    4%. Corporate payroll and selling, general and administrative expenses were assumed to remain at similar levels relative to gross margin.

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

     For purposes of these calculations, the Company used its historic or forecast net loss/income and added to such amounts depreciation and amortization expense, interest expense and income taxes using historic of forecast amounts, as appropriate, to calculate EBITDA.

     In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in its Annual Report on Form 10-K for fiscal year 2002. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price was a temporary event related to the potential delisting and not due to fundamental changes in the business. The appended "E" was removed in mid-April and management expects that the stock price will slowly adjust to better reflect the Company's fair value and underlying business.

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

     During the first quarter of 2003, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter that would more likely than not reduce the fair value of the Company. Moreover, management assessed that the stock price had continued to trade in a range of approximately $0.40 per share to $0.70 per share subsequent to the third quarter. Consistent with their conclusions at the end of the third quarter, management determined that the market price was not reflective of fair value due to the appended "E" denoting potential delisting of its common shares and, therefore, was not an indicator that potential impairment may exist.

     Management will continue to assess the potential indicators of impairment, including the Company's common stock price during 2003. Should the market price of the Company's common stock not improve, management believes that this test may be performed as early as the second quarter of 2003. Had management performed the same test of fair value as of the end of the first quarter 2003 that was applied at the end of the third quarter 2002, management believes that the results would have been similar to those described above for the third quarter 2002. Accordingly, management does not believe that this test would have resulted in an impairment charge. Had an interim impairment test been required and had management used only the market capitalization of the Company to measure fair value at March 29, 2003, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $5,504,000.

     There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

     Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of only market price should have been used in the valuation of goodwill. As previously stated, the use of quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $5,504,000 at March 29, 2003.

     New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Adoption of this statement had no impact on the Company's consolidated financial statements.

     On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning December 29, 2002. Adoption of this statement had no impact on the Company's consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS No. 144 is applicable. The Company adopted this statement in its first quarter 2003. Adoption of this statement had no significant impact on the Company's results of operations or financial condition.

     NOTE 4 - LOSS PER SHARE

     Loss per share was determined in accordance with SFAS No. 128. There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

     NOTE 5 - PRO-FORMA RESULTS

     The following table sets forth the pro-forma results of operations for the three-month period ended March 30, 2002.

     The pro-forma results of operations from the three-month period ended March 30, 2002 include the unaudited results of TEAM America, Inc. and the pro-forma results of SSMI and Inovis as if they were acquired by TEAM America as of December 29, 2001. The primary adjustments from the historical results of the acquired entities include amortization of other intangibles and interest expense.

                                                  (000'S OMITTED EXCEPT FOR
                                                        SHARE AMOUNTS)
                                                      Three Months Ended
                                                           March 30,
                                                             2002
                                                  ----------------------------

     Revenue                                            $    16,297
     Net loss                                           $    (1,070)
     Net loss attributable to common shareholders       $    (1,365)
     Basic and diluted loss per common share            $     (0.17)
     Weighted average number of shares outstanding        8,059,000

     NOTE 6 - CREDIT FACILITY

     On March 28, 2003, the Company entered into a Third Amendment and Waiver to its Senior Credit Facility (the "Bank Agreement").

     Under the terms of the Bank Agreement, the Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

     - The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $3,060,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit. Tranche B includes certain costs associated with the Senior Credit Facility, including accrued interest of $132,000, a forbearance fee of $100,000 and a renewal fee of $100,000.

     -    The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note discussed below under the Preferred Agreement.

     -    The maturity of the Senior Credit Facility is January 5, 2004.

     - The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at March 28,
          2003); Tranche B - 12%, eight percent payable in cash and four percent payable-in-kind; and Tranche C (if drawn) - the Provident Bank's Prime Lending Rate plus five percent (9.25% at March 28, 2003).

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

     As a result of the issuance of these warrants, the Company has recorded a discount to the related debt instruments for fair value of the warrants using the Black-Scholes pricing model. The total fair value of the warrants issued of $637,000 will be amortized, as interest expense, over the new life of the debt instruments.

     The Senior Credit Facility is collateralized by all of the assets of the Company.

     The Senior Credit Facility, as amended, contains certain monthly financial covenants, the most stringent of which are monthly earnings before interest, taxes, depreciation and amortization and a fixed charge coverage ratio. The Company was not in compliance with these covenants during the first quarter 2003.

     At March 29, 2003, the Company's outstanding indebtedness under its Senior Credit Facility, as amended, is:

     Tranche A                $6,000,000
     Tranche B                 3,060,000
                              ----------
          Total                9,060,000
          Current              9,060,000
                              ----------
          Non-Current         $     --
                              ==========

     NOTE 7 - INCOME TAXES

     At December 28, 2002, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $12,000,000. Certain of these NOL's are subject to annual limits and begin to expire in 2019; accordingly, no provision for federal taxes has been provided for the periods ended March 29, 2003 or March 30, 2002. At March 29, 2003, the income tax benefit is due to state and local income taxes.

     NOTE 8 - STOCK-BASED COMPENSATION

     The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's stock option plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro-forma information, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123 is as follows:

                                                                          Periods Ended
                                                                     -----------------------
                                                                      March 29,      March 30,
                                                                        2003           2002
                                                                       -----          -------
     Net loss attributable to common shareholders, as reported         $(630)         $(1,517)
     Less:  Stock-based compensation expense                             (30)             (31)
                                                                       -----          -------
     Pro-forma net loss                                                $(660)         $(1,548)
                                                                       =====          =======
     Net loss attributable to common shareholders:
          As reported                                                  $(0.08)        $ (0.19)
                                                                       ======         =======
          Pro-forma                                                    $(0.08)        $ (0.19)
                                                                       ======         =======




     NOTE 9 - RESTRUCTURING RESERVES

     During 2002, the Company recorded certain charges related to the restructuring of its operations. These charges included relocation costs, employee severance and costs to exit contractual agreements (primarily office leases). At December 28,

     2002, the Company had recorded as a current liability in accrued expenses approximately $196,000 related to these charges, primarily related to office leases.

     During the first quarter of 2003, the Company charged against these reserves approximately $40,000. Additionally, the Company settled one office lease obligation for less than the amount estimated at December 28, 2002 and accordingly reversed $16,000. At March 29, 2003, restructuring reserves of approximately $140,000 are included as other accrued expenses.

     NOTE 10 - CONTINGENCIES

     At March 29, 2003, the Company has recorded a $482,000 reserve for certain tax contingencies. The estimated amount of possible loss in excess of these reserves is $318,000.

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

     NOTE 11 - PREFERRED STOCK RESTRUCTURING

     On March 28, 2003, the Company and its preferred shareholders entered into a Memorandum of Understanding through which they agreed to restructure the preferred shareholders' investment in the Company, subject to approval by the Company's shareholders, as follows:

     - The $1,500,000 Bridge Note that was to be paid to the preferred shareholders from proceeds of an equity financing if a financing had occurred prior to August 9, 2002, will be converted into subordinated debt with an interest rate accruing at 14%, which shall be subordinated to the Senior Credit Facility (the "Subordinated Debt"). The Subordinated Debt will be due June 30, 2006 along with all accrued interest.

     - The Series 2000 Class A Preferred Shares will be exchanged by the holders for:

          - $2,500,000 of Class B Series 2003 Preferred Shares that will have a dividend rate of 14% and be non-voting shares. This dividend will be accrued and paid in kind. These shares will maintain a liquidation preference equal to par value plus accrued and unpaid dividends. The holders of these shares may, at any time, after the third anniversary of the issuance of such shares and with the consent of holders of no fewer than two-thirds of the shares, require the Company to redeem all or any portion of such shares at par value plus accrued and unpaid dividends;

          - Warrants to purchase 2,400,000 common shares of the Company at an exercise price of $0.50 per share. These warrants will expire 10 years following issuance; and

          -    4,800,000 common shares of the Company.

     In accordance with the Memorandum of Understanding, no preferred dividends have been declared for the period ended March 29, 2003.

     The following table shows the pro-forma capitalization of the Company as of March 29, 2003 assuming the above transactions were consummated as of that date:

                                                                 PERIOD
                                                               ENDED MARCH           PRO-FORMA
                                                                29, 2003            ADJUSTMENTS        PRO-FORMA
                                                            -----------------------------------------------------
                                                               (UNAUDITED)          (UNAUDITED)       (UNAUDITED)

          Bank debt                                              $  8,423           $      -             $ 8,423
          Other current liabilities                                27,028                  -              27,028
                                                                 ---------                               --------
               Total Current Liabilities                           35,451                  -              35,451

          Other non-current liabilities                             3,945                  -               3,945
                                                                 ---------                               --------

          Subordinated debt                                             -              1,500  (a)          1,500
          Series 2003 Preferred Stock                                   -              2,500  (b)          2,500

          Preferred stock                                           9,552             (9,552) (b)              -
          Bridge note                                               1,500             (1,500) (a)              -

          Shareholders' equity                                      9,612              7,052  (b)         16,664
                                                                 ---------                               --------
          Total Liabilities and Shareholders' Equity             $ 60,060                               $ 60,060
                                                                 =========                              =========


          (a)  Exchange Bridge Note for Subordinated Debt

          (b) Exchange existing preferred for $2,500,000 new preferred; 4,800,000 common shares (assumed fair value of $1.03 per share); 2,800,000 warrants (assumed fair value of $0.59 per share) and reversal of previously recorded beneficial conversion feature ($1,047,000).

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

     PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the administrative service fees, health insurance, workers' compensation charges and employer paid unemployment insurance. These charges, along with gross payroll, payroll taxes and retirement benefits are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, credit exposure and the required resources to service the account. Because the pricing is negotiated separately with each client and varies according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix. Costs of services in the Company's Statement of Operations reflect the type of revenue being generated. Costs of services include health insurance, workers' compensation insurance and unemployment insurance costs. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees or all other states ("AOS") until December 31, 2002. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost. Effective January 1, 2003, the Company participates in fully insured workers' compensation programs provided by Cedar Hill Zurich, various other regional insurers and certain state workers' compensation funds. Under these programs, the Company's maximum cost is represented by the premiums paid to these insurers. The Company does not provide workers' compensation coverage to non-employees of the Company. The AOS workers' compensation insurance program provider was The Hartford Insurance Company ("Hartford") for the period July 1999 through December 2002.

     With respect to the historical loss-sensitive programs, the Company records in cost of services a monthly charge based upon its estimate of the year's ultimate fully-developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses.

     As of March 29, 2003, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and variables such as timing of payments are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments and adjust the reserves as deemed appropriate.

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

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to customer bad debts, workers' compensation reserves, income taxes, and contingencies and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes amounts billed to clients for administrative fees, health insurance, workers' compensation and unemployment insurance because revenues as the Company acts as a principal with regard to these matters. Amounts billed for gross payrolls (less employee health insurance contributions), employer taxes and 401(k) matching contributions are recorded net of corresponding payments as the Company is deemed to act only as an agent in these transactions. The Company recognizes in its balance sheet the entire amounts billed to clients for gross payroll and related taxes, health insurance, workers' compensation, unemployment insurance and administrative fees as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite employees that have not yet been billed to the client at the end of an accounting period. The related gross payroll and related taxes and costs of health insurance, workers' compensation and unemployment insurance are recorded as accrued compensation at the end of an accounting period.

     Workers' Compensation. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees until December 31, 2002. The Company records workers' compensation expense for the loss-sensitive programs based upon the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported claims. Under the Ohio self-insured program, the Company was self-funded up to $250,000 per occurrence through December 31, 2001 and $500,000 per occurrence for the period January 1, 2002 through May 31, 2002 and purchased private insurance for individual claims in excess of that amount. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost.

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

     Effective January 1, 2003, workers' compensation coverage has been obtained on a guaranteed cost basis, so the premiums for any program represents the Company's maximum liability.

     Goodwill. Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company no longer amortizes goodwill, but is required to test for impairment on an annual basis and at interim periods if certain factors are present that may indicate that the carrying value of the reporting unit is greater than its fair value. The Company has determined that it operates as a single reporting unit; therefore, any potential goodwill impairment is measured at the corporate level.

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

     - Market capitalization plus a "control" premium (assumed to be 20%) was approximately $6,901,000.

     - The Company prepared a discounted EBITDA analysis based upon the Company's forecasted EBITDA (before restructuring charges) for 2002 and applying certain growth factors for 2003 through 2007. The significant assumptions used in these calculations included:

          - Fiscal year 2003 EBITDA was estimated assuming a gross margin similar to 2002 and certain changes in the Company's business, including the impact of 2002 restructuring.

          - Management assumed the following annual growth rates in gross margin: 2004 - 10%, 2005 - 8%, 2006 - 6% and 2007 - 4%. Corporate
               payroll and selling, general and administrative expenses were assumed to remain at similar levels relative to gross margin.

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

     For purposes of these calculations, the Company used its historic or forecast net loss/income and added to such amounts depreciation and amortization expense, interest expense and income taxes using historic of forecast amounts, as appropriate, to calculate EBITDA.

     In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in its Annual Report on Form 10-K for fiscal year 2002. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price was a temporary event related to the potential delisting and not due to fundamental changes in the business. The appended "E" was removed in mid-April and management expects that the stock price will slowly adjust to better reflect the Company's fair value and underlying business.

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

     During the first quarter of 2003, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter that would more likely than not reduce the fair value of the Company. Moreover, management assessed that the stock price had continued to trade in a range of approximately $0.40 per share to

     $0.70 per share subsequent to the third quarter. Consistent with their conclusions at the end of the third quarter, management determined that the market price was not reflective of fair value due to the appended "E" denoting potential delisting of its common shares and, therefore, was not an indicator that potential impairment may exist.

     Management will continue to assess the potential indicators of impairment, including the Company's common stock price during 2003. Should the market price of the Company's common stock not improve, management believes that this test may be performed as early as the second quarter of 2003. Had management performed the same test of fair value as of the end of the first quarter 2003 that was applied at the end of the third quarter 2002, management believes that the results would have been similar to those described above for the third quarter 2002. Accordingly, management does not believe that this test would have resulted in an impairment charge. Had an interim impairment test been required and had management used only the market capitalization of the Company to measure fair value at March 29, 2003, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $5,504,000.

     There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

     Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of only market price should have been used in the valuation of goodwill. As previously stated, the use of quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $5,504,000 at March 29, 2003.

     RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2002, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

     THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

     The following table presents certain information related to the Company's results of operations for the three months ended March 29, 2003 and March 30, 2002:

                                                                   (000'S OMITTED EXCEPT FOR PER SHARE AMOUNTS)
                                                                    March 29,         March 30,            %
                                                                      2003              2002             Change
                                                                   -----------       -----------        ------
                                                                   (UNAUDITED)       (UNAUDITED)
     Revenues                                                       $ 14,389          $ 13,549            6.2%
     Gross Profit                                                      4,393             4,622           -5.0%
     Operating Expenses                                                4,609             5,632          -18.2%
     Operating Loss                                                     (216)           (1,010)         -78.6%
     Net Loss                                                           (630)           (1,222)         -48.4%
     Net Loss Attributable to Common Shareholders                       (630)           (1,517)         -58.5%
     Net Loss Per Share Attributable to Common Shareholders            (0.08)            (0.19)         -57.9%

     REVENUES

     Consolidated revenues were $14,389,000 for the three months ended March 29, 2003 compared to $13,549,000 for the three months ended March 30, 2002, which is an increase of $840,000, or 6.2%. The increase in revenue is attributable to an increase in the average number of worksite employees paid to 11,583 from 11,284, or 2.65%. Additionally, the mix of worksite employees changed in 2003 with a higher concentration being in the Company's core urban markets, which generate higher revenues due to an average higher-per-employee payroll.

     COSTS OF SERVICES/GROSS PROFIT

     For the three months ended March 29, 2003, costs of services were $9,996,000, or 69.47% of revenues, compared to costs of services of $8,927,000, or 65.89% of revenues, for the three months ended March 30, 2002. Gross profit for the three months ended March 29, 2003 was $4,393,000, or 30.53% of revenues, compared to $4,622,000, or 34.11% of revenues, for the three months ended March 30, 2002. Gross profit and gross profit margin decreased in 2003 primarily due to the Company earning a lower margin on workers' compensation, due to its decision to exit the historic loss-sensitive programs and procure fully-insured programs for its worksite employees.

     OPERATING EXPENSES

     For the three months ended March 29, 2003, consolidated operating expenses were $4,609,000, or 32.03% of revenues compared to $5,632,000, or 41.57% of revenues for the three months ended March 30, 2002. This decrease of $1,023,000 is due to decreases in corporate payroll and payroll related costs of $120,000; decreases in other selling, general and administrative costs of $600,000; systems and operations development costs of $302,000; which were partially offset by an increase in depreciation and amortization expense of $15,000. A significant portion of the reduction in corporate payroll costs and in selling, general and administrative expenses were a result of the 2002 restructuring efforts, including office closures after the first quarter of 2002.

     OPERATING LOSS

     For the three months ended March 29, 2003, consolidated operating loss was $216,000 compared to a consolidated operating loss of $1,010,000 for the three months ended March 30, 2002. The decrease in operating loss is a result of the changes in gross profit and operating expenses discussed above.

     INTEREST EXPENSE

     For the three months ended March 29, 2003, net interest expense was $421,000 compared to $212,000 for the three months ended March 30, 2002. The increase in net interest expense is due to an increase in interest on bank debt and other financing arrangements of $193,000, a decrease in interest due to capital leases of $1,000, resulting in an increase in interest expense, net of $209,000. This increase was partially offset by a change in the fair value of an interest rate swap instrument of $26,000.

     The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility.

     INCOME TAX EXPENSE

     For the three months ended March 29, 2003 and March 30, 2002, respectively, no provision for federal income taxes has been recorded.

     NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

     The net loss for the three months ended March 29, 2003 was $630,000 compared to a net loss of $1,222,000 for the three months ended March 30, 2002. During the three months ended March 30, 2002, the Company recorded preferred stock dividends of $295,000. Net loss attributable to common shareholders was $630,000, or $0.08 per share, for the three months ended March 29, 2003 and $1,517,000, or $0.19 per share, for the three months ended March 30, 2002.

     The weighted average number of shares used in the calculation of loss attributable to common shareholders for the three months ended March 29, 2003 and March 30, 2002, excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2,452,000 for the three months ended March 29, 2003 compared to net cash used in operating activities of $4,304,000 for the three months ended March 30, 2002. The increase in cash provided by operating activities was primarily due to the timing of cash receipts. At March 29, 2003, the Company had received $1,930,000 for clients' payrolls to be paid on Monday, March 31, 2003, while at March 30, 2002, most client payrolls for March 31, 2002 had already been paid because March 31, 2002 was a Sunday.

     Net cash used in investing activities was $35,000 for the three months ended March 29, 2003 compared to $409,000 for the three months ended March 30, 2002. The primary use of cash for investing activities during the three months ended March 30, 2002 was $300,000 for the acquisition of customer relationship rights from Strategic Staff Management, Inc. ("SSMI") and a related non-competition agreement. The Company purchased property and equipment of $35,000 during the three months ended March 29, 2003. Property and equipment additions during the three months ended March 30, 2002 were $109,000.

     Net cash used in financing activities during the three months ended March 29, 2003 was $1,896,000 compared to net cash provided by financing activities during the three months ended March 30, 2002 of $3,266,000. The primary use of cash during the three months ended March 29, 2003 was for the pay down of checks drawn in excess of bank balances of $1,696,000, compared to checks drawn in excess of bank balances of $2,903,000 for the three months ended March 30, 2002. Other changes included the decrease in the payment of notes payable and short-term borrowings from $320,000 for the three months ended March 30, 2002 to $57,000 for the three months ended March 29, 2003, which was offset by an increase in payments on capital lease obligations, which increased from $67,000 for the three months ended March 30, 2002 to $119,000 for the three months ended March 29, 2003. The checks drawn in excess of bank balances is primarily a timing function related to the Company's cash inflows from clients being distributed between electronic payments and cash payments and the majority of client related cash outflows being paid electronically. The $750,000 borrowed under the Company's credit facility was used for the SSMI transaction during the three months ended March 30, 2002.

     On March 28, 2003, the Company entered into a Third Amendment and Waiver to its Senior Credit Facility (the "Bank Agreement").

     Under the terms of the Bank Agreement, the Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

          - The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $3,060,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit. Tranche B includes certain costs associated with the Senior Credit Facility, including accrued interest of $132,000, a forbearance fee of $100,000 and a renewal fee of $100,000.

          - The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note discussed below under Preferred Agreement.

          -    The maturity of the Senior Credit Facility is January 5, 2004.

          - The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at March 28, 2003); Tranche B - 12%, eight percent payable in cash and four percent payable-in-kind; and Tranche C (if drawn) - the Provident Bank's Prime Lending Rate plus five percent (9.25% at March 28, 2003).

          - Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

     On March 28, 2003, the Company and its preferred shareholders entered into a Memorandum of Understanding through which they agreed to restructure the preferred shareholders' investment in the Company, subject to approval by the Company's shareholders, as follows:

          - The $1,500,000 Bridge Note that was to be paid to the preferred shareholders from proceeds of an equity financing if a financing had occurred prior to August 9, 2002, will be converted into subordinated debt with an interest rate accruing at 14%, which shall be subordinated to the Senior Credit Facility
               (the "Subordinated Debt"). The Subordinated Debt will be due June 30, 2006 along with all accrued interest.

          - The Series 2000 Class A Preferred Shares will be exchanged by the holders for:

               - $2,500,000 of Class B Series 2003 Preferred Shares that will have a dividend rate of 14% and be non-voting shares. This dividend will be accrued and paid in kind. These shares will maintain a liquidation preference equal to par value plus accrued and unpaid dividends. The holders of these shares may, at any time, after the third anniversary of the issuance of such shares and with the consent of holders of no fewer than two-thirds of the shares, require the Company to redeem all or any portion of such shares at par value plus accrued and unpaid dividends;

               - Warrants to purchase 2,400,000 common shares of the Company at an exercise price of $0.50 per share. These warrants expire in 10 years; and

               -    4,800,000 common shares of the Company.

     In accordance with the Memorandum of Understanding, no preferred dividends have been declared for the period ended March 29, 2003.

     The following table shows the pro-forma capitalization of the Company as of March 29, 2003 assuming the above transactions were consummated as of that date:

                                                                       PERIOD
                                                                     ENDED MARCH         PRO-FORMA
                                                                      29, 2003          ADJUSTMENTS          PRO-FORMA
                                                                    ---------------------------------------------------
                                                                     (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
               Bank debt                                              $  8,423            $     -            $  8,423
               Other current liabilities                                27,028                  -              27,028
                                                                      --------                               --------
                    Total Current Liabilities                           35,451                  -              35,451

               Other non-current liabilities                             3,945                  -               3,945
                                                                      --------                               --------
               Subordinated debt                                             -              1,500  (a)          1,500
               Series 2003 Preferred Stock                                   -              2,500  (b)          2,500

               Preferred stock                                           9,552             (9,552) (b)              -
               Bridge note                                               1,500             (1,500) (a)              -

               Shareholders' equity                                      9,612              7,052  (b)         16,664
                                                                      --------                               --------

               Total Liabilities and Shareholders' Equity             $ 60,060                               $ 60,060
                                                                 ==============                        ===============



               (a)  Exchange Bridge Note for Subordinated Debt

               (b) Exchange existing preferred for $2,500,000 new preferred; 4,800,000 common shares (assumed fair value of $1.03 per share); 2,800,000 warrants (assumed fair value of $0.59 per share) and reversal of previously recorded beneficial conversion feature ($1,047,000).

     The Company continues to operate with a significant working capital deficit and experiences pressure on the business due to the overall weak national economy. In addition, the Company was not in compliance with certain financial covenants under its amended credit facility as of March 29, 2003. In order to address these issues, management executed restructurings of the Company's operations throughout 2002 and is continuing the implementation of cost-savings strategies in 2003.

     Management continues to believe that in order to provide a platform for growth, whether internally-generated growth or through acquisitions, the Company must continue to pursue additional sources of capital as well as other strategic alternatives. The Company has been exploring opportunities to raise capital for the past 12 months. Management believes that as a result of the Company's continued improvement in operating results, its continued focus on cost reduction and containment, as well as its restructuring of its Credit Facility and Preferred Stock Agreements, that additional opportunities to raise capital may be available. Management is in active discussions and negotiations with respect to such capital infusions and/or potential merger partners. Management will continue to pursue these discussions.

     The Company continues to evaluate strategic alternatives. These alternatives include the potential disposition of business operations in non-core markets, as well as alternative ways to further reduce operating costs, including outsourcing key tasks to low-cost providers.

     Failure by the Company to continue to control costs may have a significant negative impact on the Company's ability to generate sufficient cash from operations during 2003. Accordingly, additional capital sources may be required to fund operations. Failure to raise such capital, if required, or complete other strategic alternatives may result in a material adverse effect on the future financial condition and the future results of operations of the Company.

     New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Adoption of this statement had no impact on the Company's consolidated financial statements.

     On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning December 29, 2002. Adoption of this statement had no impact on the Company's consolidated financial statements.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS No. 144 is applicable. The Company adopted this statement in its first quarter 2003. Adoption of this statement had no significant impact on the Company's results of operations or financial condition.

     INFLATION

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

     FORWARD-LOOKING INFORMATION

     This document contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. In the normal course of business, we, in an effort to help keep the Company's shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Quarterly Report on Form 10-Q, or elsewhere, could differ materially from those stated in the forward-looking statements. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     As used in this Quarterly Report on Form 10-Q and except as the context otherwise may require, "Company," "we," "us," and "our" refer to TEAM America, Inc. and its subsidiaries.

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that its exposure to market risk associated with its financial statements is not material.

     ITEM 4.     CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

     (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Memorandum of Understanding, dated as of March 28, 2003, by and among TEAM America, Inc., Stonehenge Opportunity Fund, LLC, Providential Financial Group, Inc. and Professional Staff Management, Inc.

         10.2 Third Amendment to Credit Agreement, dated as of March 28, 2003, by and among TEAM America, Inc., Mucho.com, Inc., The Provident Bank and The Huntington National Bank

         99.1 Certificate of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the first quarter ended March 29, 2003:

         (i) Current Report on Form 8-K/A No. 2 dated January 2, 2003, filed with the Securities and Exchange Commission on January 2, 2003.

         (ii) Current Report on Form 8-K, dated January 10, 2003, filed with the Securities and Exchange Commission on January 10, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          TEAM AMERICA, INC.



                                          BY: /s/  Andrew H. Johnson
                                              ---------------------------------
                                                   Andrew H. Johnson
                                                   Chief Financial Officer and
                                                   Authorized Signing Officer

     May 13, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:        May 13, 2003



                                             /s/ S. Cash Nickerson
                                             ---------------------------
                                             S. Cash Nickerson
                                             Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:        May 13, 2003



                                           /s/ Andrew H. Johnson
                                           -----------------------------------
                                           Andrew H. Johnson
                                           Chief Financial Officer