Form 10-Q
period 2003-06-28
TEAM AMERICA INC
filed 2003-08-12
CIK 860235

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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

THE NUMBER OF SHARES OF REGISTRANT'S ONLY CLASS OF COMMON STOCK OUTSTANDING ON August 8, 2003 WAS 8,215,628.

                       TEAM AMERICA, INC. AND SUBSIDIARIES

                                  JUNE 28, 2003

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                ----
Item 1.   Financial Statements:

   Condensed Consolidated Balance Sheets - June 28, 2003
   and December 28, 2002......................................................................................       3

   Condensed Consolidated Statements of Operations - Three and six-month periods
   ended June 28, 2003 and June 29, 2002 .....................................................................       5

   Condensed Consolidated Statements of Cash Flows - Three and six-month periods
   ended June 28, 2003 and June 29, 2002......................................................................       6

   Condensed Consolidated Statement of Changes in Shareholders' Equity - Six-month
   period ended June 28, 2003.................................................................................       8

   Notes to Condensed Consolidated Financial Statements.......................................................       9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................      15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................      25

Item 4.  Controls and Procedures..............................................................................      25


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................................      26

Signatures....................................................................................................      27

Exhibit Index.................................................................................................      28




Note: Items 1 through 5 of Part II are omitted because they are not applicable.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 28, 2003 AND DECEMBER 28, 2002
                    (000's omitted except for share amounts)

                                                                                          JUNE 28,      DECEMBER 28,
                                                                                            2003           2002
                                                                                          --------      ------------
                                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Receivables:
      Trade, net of allowance for doubtful accounts of $102 and $142, respectively          1,055          2,127
      Unbilled receivables                                                                  9,552         12,813
      Other receivables                                                                        22            185
      Income tax receivable                                                                  --            1,207
                                                                                          -------        -------
         Total receivables                                                                 10,629         16,332
                                                                                          -------        -------
   Prepaid expenses                                                                         2,734          3,122
   Deferred income tax asset                                                                 --            1,037
                                                                                          -------        -------
         Total Current Assets                                                              13,363         20,491
                                                                                          -------        -------


PROPERTY AND EQUIPMENT, NET                                                                 1,644          1,994
                                                                                          -------        -------

OTHER ASSETS:
   Goodwill, net                                                                           36,014         36,014
   Other intangible assets, net                                                               776            945
   Deferred income tax asset                                                                 --              275
   Other                                                                                    2,394          3,544
                                                                                          -------        -------
        Total Other Assets                                                                 39,184         40,778
                                                                                          -------        -------
        Total Assets                                                                      $54,191        $63,263
                                                                                          =======        =======


Continued on next page

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 28, 2003 AND DECEMBER 28, 2002
                    (000's omitted except for share amounts)

                                                                                      JUNE 28,       DECEMBER 28,
                                                                                        2003             2002
                                                                                      --------       ------------
                                                                                      (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                                                             $  3,606         $  2,545
   Checks drawn in excess of bank balances                                               1,087            1,696
   Debt                                                                                  8,675              771
   Capital lease obligations                                                               280              303
   Accrued compensation                                                                  9,426           12,203
   Accrued payroll taxes and insurance                                                   5,038            6,564
   Accrued workers' compensation liability                                               2,207            2,252
   Other accrued expenses                                                                3,437            3,398
                                                                                      --------         --------
      Total Current Liabilities                                                         33,756           29,732
                                                                                      --------         --------

LONG-TERM LIABILITIES:
   Debt, less current portion                                                             --              8,128
   Capital lease obligations, less current portion                                         325              463
   Accrued workers' compensation liability, less current portion                         1,328            2,241
   Client deposits and other liabilities                                                 1,741            2,044
                                                                                      --------         --------
      Total Liabilities                                                                 37,150           42,608
                                                                                      --------         --------

CONVERTIBLE PREFERRED STOCK, FACE AMOUNT OF $11,000                                      9,552            9,552
BRIDGE NOTE                                                                              1,500            1,500
                                                                                      --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 45,000,000 shares authorized, 10,955,410 issued          45,189           44,552
   Deferred compensation                                                                    (7)             (11)
   Accumulated deficit                                                                 (24,417)         (20,162)
                                                                                      --------         --------
                                                                                        20,765           24,379
Less - Treasury stock, 2,739,782 shares, at cost                                       (14,776)         (14,776)
                                                                                      --------         --------
         Total Shareholders' Equity                                                      5,989            9,603
                                                                                      --------         --------
         Total Liabilities and Shareholders' Equity                                   $ 54,191         $ 63,263
                                                                                      ========         ========



See Notes to Condensed Consolidated Financial Statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

                    (000'S OMITTED EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       -------------------------         -------------------------
                                                                       JUNE 28,         JUNE 29,         JUNE 28,         JUNE 29,
                                                                         2003             2002             2003             2002
                                                                       --------         --------         --------         --------
                                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES                                                               $ 12,104         $ 15,142         $ 26,493         $ 28,691
                                                                       --------         --------         --------         --------

COST OF SERVICES                                                          8,752            9,983           18,748           18,910
                                                                       --------         --------         --------         --------
GROSS PROFIT                                                              3,352            5,159            7,745            9,781
                                                                       --------         --------         --------         --------

OPERATING EXPENSES:
   Administrative salaries                                                2,334            2,904            5,036            5,726
   Other selling, general and administrative expenses                     1,593            1,895            3,199            4,101
   Merger related costs                                                     785             --                785             --
   Restructuring charges                                                    (39)             241              (55)             241
   Systems and operations development costs                                --               --               --                302
   Depreciation and amortization                                            304              365              621              667
                                                                       --------         --------         --------         --------
      Total operating expenses                                            4,977            5,405            9,586           11,037
                                                                       --------         --------         --------         --------
OPERATING LOSS                                                           (1,625)            (246)          (1,841)          (1,256)
   Interest expense, net                                                   (687)            (538)          (1,108)            (750)
                                                                       --------         --------         --------         --------
LOSS BEFORE INCOME TAXES                                                 (2,312)            (784)          (2,949)          (2,006)
   Income tax expense                                                    (1,313)             (37)          (1,306)             (37)
                                                                       --------         --------         --------         --------
NET LOSS                                                                 (3,625)            (821)          (4,255)          (2,043)
   Preferred stock dividends                                               --               (302)            --               (597)
                                                                       --------         --------         --------         --------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                           $ (3,625)        $ (1,123)        $ (4,255)        $ (2,640)
                                                                       ========         ========         ========         ========

Basic and diluted net loss per common share                            $  (0.44)        $  (0.14)        $  (0.52)        $  (0.33)

Weighted average number of shares used in per share computation           8,216            8,197            8,216            8,123



See Notes to Condensed Consolidated Financial Statements.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

                                 (000's omitted)

                                                                           Six Months Ended
                                                                        -----------------------
                                                                        JUNE 28,       JUNE 29,
                                                                          2003           2002
                                                                        --------       --------
                                                                      (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(4,255)        $(2,043)
     Adjustments to reconcile net loss to net cash used in
     operating activities, excluding the impact of acquisitions:
          Depreciation and amortization                                     625             667
          Amortization of financing costs                                   651              85
          Bad debt expense                                                  120             119
          Gain/Loss in fair market value of derivative                     (140)             38
          Valuation allowance on deferred tax asset                       1,313            --
          Change in other assets and liabilities                          2,322          (4,072)
                                                                        -------         -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         636          (5,206)
                                                                        -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (109)           (144)
     Cash used in acquisitions of intangible assets                        --              (550)
                                                                        -------         -------
NET CASH USED IN INVESTING ACTIVITIES                                      (109)           (694)
                                                                        -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Checks drawn in excess of bank balances                                 (609)          2,563
   Advance from merger partner                                              500            --
   Proceeds from bank borrowings                                           --               750
   Proceeds from short term borrowing - related party                      --             1,500
   Notes payable and short-term borrowing repaid                           (134)           (693)
   Proceeds from issuance of common stock                                  --               500
   Payments on capital lease obligations                                   (161)           (142)
   Payments of financing costs                                             (123)            (25)
                                                                        -------         -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (527)          4,453
                                                                        -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       --            (1,447)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  --             1,447
                                                                        -------         -------
CASH AND EQUIVALENTS, END OF PERIOD                                     $  --           $  --
                                                                        =======         =======


Supplemental disclosure of cash flow information:
   Interest paid                                                        $   398         $   580
   Income tax  (refunded) paid, net                                     $(1,114)        $    15



See Notes to Condensed Consolidated Financial Statements.

       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six-month period ended June 29, 2002, the Company accrued preferred stock dividends payable in-kind equivalent of $597,000 in connection with the $11,000,000 face value of preferred stock.

During the six-month periods ended June 28, 2003 and June 29, 2002, the Company acquired $27,000 and $14,000 of property and equipment under capital leases, respectively.

                       TEAM AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 28, 2003

                    (000's omitted except for share amounts)


                                    Common Stock Issued
                                  -------------------------      Deferred        Treasury      Accumulated
                                    Number         Value       Compensation       Stock          Deficit          Total
                                  ----------     ----------    ------------     ----------     -----------      ----------
Balance at December 28, 2002      10,955,410     $   44,552     $      (11)     $  (14,776)     $  (20,162)     $    9,603
     Amortization of deferred
        compensation                    --             --                4            --              --                 4
     Issuance of warrants to
        purchase common stock           --              637           --              --              --               637
     Net loss                           --             --             --              --            (4,255)         (4,255)
                                  ----------     ----------     ----------      ----------      ----------      ----------
Balance at June 28, 2003          10,955,410     $   45,189     $       (7)     $  (14,776)     $  (24,417)     $    5,989
                                  ==========     ==========     ==========      ==========      ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

TEAM America, Inc. (the "Company"), an Ohio corporation, is a Business Process Outsourcing ("BPO") company specializing in human resources. TEAM America is a leading provider of Professional Employment Organization ("PEO") services in Ohio, Texas, Utah, Nevada, Georgia and California. The Company, through its subsidiaries, offers its services to small to medium-sized businesses. These services include payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, and workforce compliance administration.

The Company was formed by the December 28, 2000 merger of TEAM America Corporation and Mucho.com, Inc. in a transaction accounted for under the purchase method of accounting as a reverse acquisition. Mucho.com, Inc. was treated as the acquiring company for accounting purposes because its shareholders controlled more than 50% of the post-transaction combined company. The financial statements contained herein should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2002 as filed with the Securities and Exchange Commission on March 28, 2003.

NOTE 2 - MERGER AGREEMENT

On June 12, 2003, the Company and one of its wholly-owned subsidiaries entered into a merger agreement with Vsource, Inc. ("Vsource"). Under the terms of this agreement, the Company will exchange approximately 62.6 million shares of its common shares in exchange for all of the outstanding common shares, Series 1-A, 2-A and 4-A preferred stock of Vsource. At the completion of the merger, the Company will be renamed Vsource Corporation. As the existing shareholders of Vsource will own approximately 80.0% of the combined merged company, the transaction will be accounted for as a reverse acquisition using the purchase method of accounting. TEAM America's market capitalization, including the value of outstanding options and warrants and shares expected to be issued as part of a recapitalization will be the purchase price used in accounting for the merger. The total estimated purchase price, including direct costs incurred by Vsource, is approximately $16,880,000. In addition to the consideration paid, Vsource will assume the liabilities of TEAM America, subject to certain recapitalization and debt restructuring agreements.

If the merger and other proposals are approved by the Company's shareholders, then immediately before the consummation of the merger, the holders of TEAM America's outstanding Class A Preferred Stock will exchange their preferred stock and warrants to acquire 1,777,777 shares of common stock for a total of 5,634,512 shares of common stock and subordinated notes with a total principal amount of $2,500,000. In addition, one of the Company's preferred shareholders will exchange a $1,500,000 bridge note for a new subordinated note in the amount of $1,517,000.

In connection with the merger, TEAM America and Vsource have executed a debt restructuring agreement with one of the Company's lenders that will be effective upon consummation of the merger. This agreement refinances and restructures TEAM America's senior debt of approximately $4,100,000 in principal with the interest rate on the debt being the bank's prime rate plus one percent (5.25% at June 28, 2003). The debt will be repaid in equal monthly installments of principal over four years.

Pursuant to a Purchase and Sale Agreement dated as of June 30, 2003, and subject to consummation of the merger, one of TEAM America's senior lenders has agreed to sell to Vsource or its designee its interest in TEAM America's senior debt, representing approximately $4,900,000 in principal amount and warrants to acquire 600,000 shares of TEAM America common stock. This lender is also a Class A Preferred Shareholder and has agreed, subject to the consummation of the merger, to sell to Vsource or its designee, the securities they will own pursuant to the Company's recapitalization, which will be 519,989 shares of TEAM America common stock and subordinated note of $227,375. Vsource or its designee will acquire all of the securities for an aggregate purchase price of $1,600,000.

At the TEAM America annual meeting, shareholders of TEAM America will be asked to approve the issuance immediately before the consummation of the merger of 1.8 million shares of TEAM America common stock (or "in-the-money" options or other convertible securities to acquire 1.8 million shares of TEAM America common stock, or any combination of shares and options or convertible securities that in the aggregate would result in the same number of shares) to S. Cash Nickerson, TEAM America's current Chairman and CEO. In connection with the merger, Mr. Nickerson will be accepting the executive officer position of Vice Chairman of the new combined company,

Vsource Corporation. The board of directors of TEAM America is proposing this issuance as a reflection of Mr. Nickerson's efforts to bring about the merger between Vsource and TEAM America, his unique knowledge of and management experience with respect to TEAM America, and as an inducement for Mr. Nickerson to remain with the combined company and thereby contribute to the completion of the proposed merger and the success of the combined merger company.

Under his December 1, 2002 employment agreement, Mr. S. Cash Nickerson is entitled to receive a bonus of $100,000 plus 100,000 qualified stock options with an exercise price of $0.60 if the Company completes a sale, merger or major refinance transaction in fiscal 2003. In June 2003, our board of directors determined that Mr. Nickerson was entitled to receive the cash portion of this bonus based upon the bank restructuring associated with the Third Amendment and waiver to our Senior Credit Agreement and execution of the merger agreement with Vsource. Upon receiving the cash bonus in July 2003, Mr. Nickerson loaned the Company $100,000, which is payable to Mr. Nickerson upon demand.

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The Company continues to operate with a significant working capital deficit and experiences pressure on the business due to the overall weak national economy. In addition, the Company was not in compliance with certain financial covenants under its amended credit facility as of June 28, 2003. In order to address these issues, management executed restructurings of the Company's operations throughout 2002 and is continuing the implementation of cost-savings strategies in 2003. Additionally, on June 30, 2003, the Company entered into a Fourth Amendment to its Senior Credit Agreement (see Note 7).

Effective May 1, 2003, the Company and Vsource entered into an agreement pursuant to which Vsource is to provide general outsourcing services to support the Company's operations. Upon entering into the agreement, Vsource advanced the Company $500,000 to assist with working capital expenditures during the implementation phase of the agreement. This advance is to be repaid in equal monthly installments beginning on June 30, 2003. No repayments have been made under this agreement.

In addition to the advance, Vsource was to charge the Company $166,667 per month beginning May 31, 2003 for the services provided under the agreement. The implementation phase is currently in progress and, accordingly, services have not yet begun under the agreement, therefore, no amounts have been accrued for such services.

Management believes that should the merger transaction described in NOTE 2 - Merger Agreement not be consummated, that the Company would require additional capital to continue operating. Prior to entering into the merger agreement, the Company had been in the process of seeking additional sources of capital and assessing various strategic alternatives. Failure to complete the merger transaction and to subsequently raise additional capital would result in a material adverse effect on the future financial condition and results of operations of the Company.

NOTE 4 - ACCOUNTING POLICIES

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

SFAS No. 142 required that the Company adopt an annual date at which it would test for impairment of goodwill. In connection with the adoption of this statement, the Company chose the end of the third quarter as its date to test for such impairment. At the end of the third quarter of fiscal year 2002, management determined that no impairment existed.

In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in its Annual Report on Form 10-K for fiscal year 2002. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price was a temporary event related to the potential delisting and not due to fundamental changes in the business. The appended "E" was removed in mid-April since which time the Company's stock has traded between $0.42 and $1.19 per share.

After assessing all of the measures regarding fair value as outlined above, management determined that as of the end of the third quarter 2002, no impairment charge of goodwill was required. Had the Company used only the market capitalization of the Company as a measure of fair value, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $3,484,000.

During the second quarter of 2003, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter of 2002 that would more likely than not reduce the fair value of the Company.

Additionally, the Company and its wholly-owned subsidiary entered into the merger agreement with Vsource during the second quarter 2003. In connection with the accounting treatment for this proposed transaction, the effective purchase price of the Team America equivalent shares will be approximately $16,880,000.

Should the proposed merger transaction not close, management will continue to assess the potential indicators of impairment, including the Company's common stock price during the remainder of 2003 and will perform the required annual test at the end of the third quarter. There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of only market price should have been used in the valuation of goodwill. The use of quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $573,000 at June 28, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company's quarter beginning June 29, 2003. Adoption of this statement is not expected to be material to the Company's financial statements.

NOTE 5 - LOSS PER SHARE

Loss per share was determined in accordance with SFAS No. 128. There were no differences to reconcile net (loss) for basic and diluted earnings per share purposes.

NOTE 6 - PRO-FORMA RESULTS

The following table sets forth the pro-forma results of operations for the three and six-month periods ended June 29, 2002.

The pro-forma results of operations from the three and six-month periods ended June 29, 2002 include the unaudited results of TEAM America and the pro-forma results of SSMI and Inovis as if they were acquired by TEAM America as of December 29, 2001. The primary adjustments from the historical results of the acquired entities include amortization of other intangibles and interest expense.

                                                      (000'S OMITTED EXCEPT FOR SHARE AMOUNTS)

                                                      Three Months Ended      Six Months Ended
                                                           June 29,               June 29,
                                                             2002                   2002
                                                      ------------------      ----------------
Revenue                                                    $ 15,868               $ 32,168
Net loss                                                   $ (1,099)              $ (2,169)
Net loss attributable to common shareholders               $ (1,401)              $ (2,766)
Basic and diluted loss per common share                    $  (0.17)              $  (0.34)
Weighted average number of shares outstanding                 8,197                  8,123


NOTE 7 - CREDIT FACILITY

On March 28, 2003, the Company entered into a Third Amendment and Waiver to its Senior Credit Facility (the "Bank Agreement").

Under the terms of the Bank Agreement, the Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

     o The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $3,060,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit. Tranche B includes certain costs associated with the Senior Credit Facility, including accrued interest of $132,000, a forbearance fee of $100,000 and a renewal fee of $100,000.

     o    The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note discussed below under
          Note 12 - Preferred Stock Restructuring.

     o    The maturity of the Senior Credit Facility is January 5, 2004.

     o The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at June 28,
          2003); Tranche B - 12%, eight percent payable in cash and four percent payable-in-kind; and Tranche C (if drawn) - the Provident Bank's Prime Lending Rate plus five percent (9.25% at June 28, 2003).

     o Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

In addition to the above terms, the Company issued to the banks 1,080,000 warrants to purchase common stock of the Company at a price of $0.50 per share. These warrants expire in seven years. The Bank Agreement states that no new indebtedness may be incurred under the facility and that any future acquisitions are subject to consent of the banks.

As a result of the issuance of these warrants, the Company has recorded a discount to the related debt instruments for fair value of the warrants using the Black-Scholes pricing model. The total fair value of the warrants issued of $637,000 will be amortized, as interest expense, over the new life of the debt instruments. During the second quarter 2003, the Company recognized $212,000 of amortization as interest expense.

The Senior Credit Facility is collateralized by all of the assets of the Company.

The Senior Credit Facility, as amended, contains certain monthly financial covenants, the most stringent of which are monthly earnings before interest, taxes, depreciation and amortization and a fixed charge coverage ratio. The Company was not in compliance with these covenants at June 28, 2003.

In connection with entering into the merger agreement, the Company entered into a Fourth Amendment to its Senior Credit Facility. Under the terms of the Fourth Amendment, the Company agreed that beginning July 1, 2003 and continuing on the first day of each month before the consummation of the merger, it would make payments on the Senior Credit Agreement in the amount of $100,000 per month plus accrued interest. In July 2003, the Company deposited $100,000 with one of the lenders as collateral for its pro rata share of principal. The senior lenders have agreed to forebear against the exercise of any of their remedies under the Senior Credit Agreement until September 30, 2003 in the event that the Company misses any such monthly payment; provided that the lender for whom the $100,000 collateral was posted is required to use such collateral to satisfy its pro rata share of principal. The Company did not make its payment of principal on July 1, 2003.

At June 28, 2003, the Company's outstanding indebtedness under its Senior Credit Facility, as amended, is:


                Tranche A                    $ 6,000,000
                Tranche B                      3,060,000
                                             -----------
                   Total                     $ 9,060,000
                   Current                     9,060,000
                                             -----------
                   Non-Current               $       -
                                             ===========


NOTE 8 - INCOME TAXES

As a result of entering into the merger agreement during the second quarter 2003, management determined that the primary tax planning strategies that had previously been available to recognize the deferred tax assets for which no valuation allowance had been provided would no longer be available. Additionally, due to the potential negative impact to the Company's future financial condition and results of operations should the merger transaction not close, management determined that it was not more likely than not that the Company would be able to execute such strategies and / or generate taxable income in the foreseeable future. Accordingly a valuation allowance of $1,312,000 has been provided for the deferred tax assets during the second quarter.

At December 28, 2002, the Company had net operating loss carryforwards (NOL's) available for federal tax purposes of approximately $7,685,000. Certain of these NOL's are subject to annual limits and begin to expire in 2019; accordingly, no provision for federal taxes has been provided for the periods ended June 28, 2003 or June 29, 2002.

NOTE 9 - STOCK-BASED COMPENSATION

The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 29, 2002. SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees," and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's stock option plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company's pro-forma information, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123 is as follows (in thousands, except per share data):

                                                                       Six Months Ended
                                                                   --------------------------
                                                                   June 28,          June 29,
                                                                     2003              2002
                                                                   --------          --------
Net loss attributable to common shareholders, as reported          $(4,255)          $(2,640)
Less:  Stock -based compensation expense                               (60)              (62)
                                                                   -------           -------
Pro-forma net loss                                                 $(4,315)          $(2,702)
                                                                   =======           =======

Net loss per share attributable to common shareholders:
     As reported                                                   $ (0.52)          $ (0.33)
                                                                   =======           =======
     Pro-forma                                                     $ (0.52)          $ (0.33)
                                                                   =======           =======

NOTE 10 - RESTRUCTURING RESERVES

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

During 2003, the Company has charged against these reserves approximately $37,000. Additionally, the Company settled certain office lease obligations for less than the amount estimated at December 28, 2002 and accordingly reversed $48,000. At June 28, 2003, restructuring reserves of approximately $128,000 are included as other accrued expenses.

NOTE 11 - CONTINGENCIES

At June 28, 2003, the Company has recorded a $425,000 reserve for certain tax contingencies. The estimated amount of possible loss in excess of these reserves is $575,000.

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

NOTE 12 - PREFERRED STOCK RESTRUCTURING

On March 28, 2003, the Company and its preferred shareholders entered into a Memorandum of Understanding through which they agreed to restructure the preferred shareholders' investment in the Company, subject to approval by the Company's shareholders. This Memorandum of Understanding was amended on June 12, 2003. The Amended Memorandum of Understanding resulted in a proposed recapitalization agreement. The recapitalization is expected to close immediately before the merger. The primary terms of the recapitalization are as follows:

     o The $1,500,000 Bridge Note that was to be paid to one of the preferred shareholders from proceeds of an equity financing if a financing had occurred prior to August 9, 2002, will be converted into New Subordinated Debt with a face amount of $1,517,000 and will bear interest at the Huntington National Bank prime rate (the "Prime Rate") plus 2.5% (6.75% at June 28, 2003), which shall be subordinated to the New Senior Credit Facility (the "Subordinated Debt"). The Subordinated Debt will be due June 30, 2007 along with all accrued interest.

     o All of the Class A Preferred Shares will be exchanged by the holders for:

          - $2,500,000 of New Subordinated Debt that will bear interest at the Prime Rate plus 2.5% (6.75% at June 28, 2003). This debt will be subordinate to the New Credit Facility and the $1,517,000 Subordinated Note described above.

          -    5,634,512 common shares of the Company.

In accordance with the Memorandum of Understanding, no preferred dividends have been declared for the period ended June 28, 2003.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEAM America, Inc. (the "Company"), an Ohio corporation, is a Business Process Outsourcing ("BPO") company specializing in human resources. TEAM America is a leading provider of Professional Employment Organization ("PEO") services in Ohio, Texas, Utah, Nevada, Georgia and California. The Company, through its subsidiaries, offers its services to small to medium-sized businesses. These services include payroll, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, and workforce compliance administration.

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

Costs of services include health insurance, workers' compensation insurance and unemployment insurance costs. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees, or "all other states" (AOS), until December 31, 2002. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost. Effective January 1, 2003, the Company participates in fully insured workers' compensation programs provided by Cedar Hill Zurich, various other regional insurers and certain state workers' compensation funds. Under these programs, the Company's maximum cost is represented by the premiums paid to these insurers. The Company does not provide workers' compensation coverage to non-employees of the Company. The AOS workers' compensation insurance program provider was The Hartford Insurance Company ("Hartford") for the period July 1999 through December 2002.

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

As of June 28, 2003, the adequacy of the workers' compensation reserves were determined, in management's opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and variables such as timing of payments are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments and adjust the reserves as deemed appropriate.

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

Workers' Compensation. The Company maintained a self-insured workers' compensation program for most of its Ohio employees from July 1999 through May 2002 and maintained a high retention workers' compensation policy covering most of its non-Ohio employees until December 31, 2002. The Company records workers' compensation expense for the loss- sensitive programs based upon the estimated ultimate total cost of each claim, plus an estimate for incurred but not reported claims. Under the Ohio self-insured program, the Company was self-funded up to $250,000 per occurrence through December 31, 2001 and $500,000 per occurrence for the period January 1, 2002 through May 31, 2002 and purchased private insurance for individual claims in excess of that amount. Effective June 1, 2002, the Company's Ohio worksite employees became insured through the Ohio Bureau of Workers' Compensation Program, which is a fully insured program, where premiums represent the maximum cost.

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

Since January 1, 2003, substantially all workers' compensation coverage has been obtained on a guaranteed cost basis, so the premiums for any program represents the Company's maximum liability.

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

SFAS No. 142 required that the Company adopt an annual date at which it would test for impairment of goodwill. In connection with the adoption of this statement, the Company chose the end of the third quarter as its date to test for such impairment. At the end of the third quarter of fiscal year 2002, management determined that no impairment existed.

In assessing the Company's fair value at the end of the third quarter of 2002, management determined that the Company's market capitalization was not reflective of fair value as the common stock price dropped precipitously immediately following a NASDAQ required press release describing NASDAQ's initial determination that the Company was not in compliance with NASDAQ listing requirements and was therefore subject to delisting. These events were caused by the Company's filing of its second quarter Form 10-Q without an independent auditor's review, due to the demise of Arthur Andersen LLP, and the Company's related restatement of its 2001 and 2000 financial statements as described in its Annual Report on Form 10-K for fiscal year 2002. In accordance with this process, the NASDAQ appended an "E" to the Company's trading symbol, noting the failure to comply with continued listing requirements and potential delisting. Following the Company's press release, the Company's common stock price dropped from $1.36 to $0.45 per share. For the period from July 1, 2002 up to the date of the press release, the common stock had traded in the range of $1.36 to $2.50. Accordingly, in management's judgment, the drop in the stock price was a temporary event related to the potential delisting and not due to fundamental changes in the business. The appended "E" was removed in mid-April since which time the Company's stock has traded between $0.42 and $1.19 per share.

After assessing all of the measures regarding fair value as outlined above, management determined that as of the end of the third quarter, no impairment charge of goodwill was required. Had the Company used only the market capitalization of the Company as a measure of fair value, an impairment charge would have been required. Management estimates that the minimum required charge under this market capitalization methodology would have been approximately $3,484,000.

During the second quarter of 2003, management, as required by SFAS No. 142, assessed whether or not events or circumstances had occurred subsequent to the Company's annual measurement date that would more likely than not reduce the fair value of the Company below its carrying amount. Based upon its assessment, management determined that there were no factors subsequent to the third quarter of 2002 that would more likely than not reduce the fair value of the Company.

Additionally, the Company and its wholly-owned subsidiary entered into the merger agreement with Vsource during the second quarter 2003. In connection with the accounting treatment for this proposed transaction, the effective purchase price of the Team America equivalent shares will be approximately $16,880,000.

Should the proposed merger transaction not close, management will continue to assess the potential indicators of impairment, including the Company's common stock price during the remainder of 2003 and will perform the required annual test at the end of the third quarter. There can be no assurance that future goodwill impairment tests, including interim tests as may be required, will not result in a charge to future operations.

Further, there can be no assurance that the Staff of the United States Securities and Exchange Commission will not have different views in respect to whether the Company's stock price is reflective of an active market and that the use of only market price should have been used in the valuation of goodwill. The use of quoted market price to determine any goodwill impairment would have resulted in a minimum impairment charge of approximately $573,000 at June 28, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company's quarter beginning June 29, 2003. Adoption of this statement is not expected to be material to the Company's financial statements.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2002, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

The following table presents certain information related to the Company's results of operations for the three months ended June 28, 2003 and June 29, 2002:

                                                                 (000'S OMITTED EXCEPT FOR PER SHARE AMOUNTS)
                                                                June 28,          June 29,               %
                                                                  2003              2002               Change
                                                                --------          --------             ------
                                                               (UNAUDITED)       (UNAUDITED)
Revenues                                                        $ 12,104           $ 15,142             -20.1%
Gross Profit                                                       3,352              5,159             -35.0%
Operating Expenses                                                 4,977              5,405              -7.9%
Operating Loss                                                    (1,625)              (246)            560.6%
Net Loss                                                          (3,625)              (821)            341.5%
Net Loss Attributable to Common Shareholders                      (3,625)            (1,123)            222.8%
Net Loss Per Share Attributable to Common Shareholders             (0.44)             (0.14)            214.3%


REVENUES

Consolidated revenues were $12,104,000 for the three months ended June 28, 2003 compared to $15,142,000 for the three months ended June 29, 2002, which is a decrease of $3,038,000, or 20.1%. The decrease in revenue is attributable to a decrease in the average number of worksite employees paid to 9,759 from 13,382, or 27.1%. This was partially offset by a favorable change in the overall mix of worksite employees in 2003 with a higher concentration being in the Company's core urban markets, which generate higher revenues due to an average higher-per-employee payroll.

COSTS OF SERVICES/GROSS PROFIT

For the three months ended June 28, 2003, costs of services were $8,752,000, or 72.3% of revenues, compared to costs of services of $9,983,000, or 65.9% of revenues, for the three months ended June 29, 2002. Gross profit for the three months ended June 28, 2003 was $3,352,000, or 27.7% of revenues, compared to $5,159,000, or 34.1% of revenues, for the three months ended June 29, 2002. Gross profit decreased in 2003 primarily due to the decrease in average worksite employees paid and the Company earning a lower margin on workers' compensation, due to its decision to exit the historic loss-sensitive programs and procure fully-insured programs for its worksite employees.

OPERATING EXPENSES

For the three months ended June 28, 2003, consolidated operating expenses were $4,977,000, or 41.1% of revenues compared to $5,405,000, or 35.7% of revenues, for the three months ended June 29, 2002. During the three months ended June 28, 2003, the Company incurred $785,000 of costs related to the planned merger between one of the Company's wholly-owned subsidiaries and Vsource, Inc. The Company incurred restructuring costs of $241,000 in the three months ended June 29, 2002 and during the three months ended June 29, 2003 favorably settled certain lease obligations resulting in a $39,000 decrease in previously provided restructuring reserves. Excluding merger related and restructuring costs, total operating expenses for the three months ended June 28, 2003 were $4,231,000, or 34.9% of total revenues, compared to $5,164,000, or 34.1% of total revenues, for the three months ended June 29, 2002. The decrease of $940,000 is due to decreases in administrative salaries of $570,000, or 19.6%, and other selling, general and administrative expenses of $309,000, or 15.9%, and a decrease in depreciation and amortization. A significant portion of the reduction in corporate payroll costs and in selling, general and administrative expenses were a result of the 2002 restructuring efforts, including office closures after the fourth quarter of 2002.

OPERATING LOSS

For the three months ended June 28, 2003, consolidated operating loss was $3,625,000 compared to a consolidated operating loss of $246,000 for the three months ended June 29, 2002. The increase in operating loss is primarily a result of the decrease in gross profit and the merger related costs partially offset by the decrease in operating expenses discussed above.

INTEREST EXPENSE

For the three months ended June 28, 2003, net interest expense was $687,000 compared to $538,000 for the three months ended June 29, 2002. The increase in net interest expense is due to an increase in interest on bank debt and other financing arrangements of $39,000, and increase in amortization of discount on term debt related to the issuance of warrants in March 2003 of $212,000, a decrease in interest due to capital leases of $3,000, resulting in an increase in interest expense, net of $248,000. This increase was partially offset by a change in the fair value of an interest rate swap instrument of $99,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility.

INCOME TAX EXPENSE

For the three months ended June 28, 2003 and June 29, 2002, respectively, no provision for federal income taxes has been recorded.

As a result of entering into the merger agreement during the second quarter 2003, management determined that the primary tax planning strategies that had previously been available to recognize the deferred tax assets for which no valuation allowance had been provided would no longer be available. Additionally, due to the potential negative impact to the Company's future financial condition and results of operations should the merger transaction not close, management determined that it was not more likely than not that the Company would be able to execute such strategies and / or generate taxable income in the foreseeable future. Accordingly a valuation allowance of $1,312,000 has been provided for the deferred tax assets during the second quarter.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the three months ended June 28, 2003 was $3,625,000 compared to a net loss of $821,000 for the three months ended June 29, 2002. During the three months ended June 29, 2002, the Company recorded preferred stock dividends of $302,000. Net loss attributable to common shareholders was $3,625,000, or $0.44 per share, for the three months ended June 28, 2003 and $1,123,000, or $0.14 per share, for the three months ended June 29, 2002.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the three months ended June 28, 2003 and June 29, 2002 excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

SIX MONTHS ENDED JUNE 28, 2003 COMPARED TO SIX MONTHS ENDED JUNE 29, 2002

The following table presents certain information related to the Company's results of operations for the six months ended June 28, 2003 and June 29, 2002:

                                                                 (000'S OMITTED EXCEPT FOR PER SHARE AMOUNTS)
                                                                June 28,           June 29,              %
                                                                  2003               2002              Change
                                                                --------           --------            ------
                                                              (UNAUDITED)         (UNAUDITED)
Revenues                                                        $ 26,493           $ 28,691              -7.7%
Gross Profit                                                       7,745              9,781             -20.8%
Operating Expenses                                                 9,586             11,037             -13.1%
Operating Loss                                                    (1,841)            (1,256)             46.6%
Net Loss                                                          (4,255)            (2,043)            108.3%
Net Loss Attributable to Common Shareholders                      (4,255)            (2,640)             61.2%
Net Loss Per Share Attributable to Common Shareholders             (0.52)             (0.33)             57.6%


REVENUES

Consolidated revenues were $26,493,000 for the six months ended June 28, 2003 compared to $28,691,000 for the six months ended June 29, 2002, which is a decrease of $2,198,000, or 7.7%. The decrease in revenue is attributable to a decrease in the average number of worksite employees paid to 10,671 from 12,333, or 13.5%. The decrease was partially offset by a favorable change in the mix of worksite employees in 2003 with a higher concentration being in the Company's core urban markets, which generate higher revenues due to an average higher-per-employee payroll.

COSTS OF SERVICES/GROSS PROFIT

For the six months ended June 28, 2003, costs of services were $18,748,000, or 70.8% of revenues, compared to costs of services of $18,910,000, or 65.9% of revenues, for the six months ended June 29, 2002. Gross profit for the six months ended June 28, 2003 was $7,745,000, or 29.2% of revenues, compared to $9,781,000, or 34.1% of revenues, for the six months ended June 29, 2002. Gross profit decreased in 2003 primarily due to the lower number of worksite employees paid and the Company earning a lower margin on workers' compensation, due to its decision to exit the historic loss-sensitive programs and procure fully-insured programs for its worksite employees.

OPERATING EXPENSES

For the six months ended June 28, 2003, consolidated operating expenses were $9,586,000, or 36.2% of revenues, compared to $11,037,000, or 38.5% of revenues, for the six months ended June 29, 2002. During the six months ended June 28, 2003, the Company incurred $785,000 costs related to the planned merger between one of the Company's wholly-owned subsidiaries and Vsource. The Company incurred systems and operations development costs of $302,000 and restructuring costs of $241,000 in the six months ended June 29, 2002. During the six months ended June 29, 2003, the Company favorably settled certain lease obligations resulting in a $55,000 decrease in previously provided restructuring reserves. Excluding merger related, restructuring and systems and operations development costs, total operating expenses for the six months ended June 28, 2003 were $8,856,000, or 33.4% of total revenues, compared to $10,494,000, or 36.6% of total revenues, for the six months ended June 29, 2002. The decrease of $940,000 is due to decreases in administrative salaries of $690,000, or 12.1%, and other selling, general and administrative expenses of $902,000, or 22.0%, and a decrease in depreciation and amortization. A significant portion of the reduction in administrative salaries and in selling, general and administrative expenses were a result of the 2002 restructuring efforts, including office closures after the fourth quarter of 2002.

OPERATING LOSS

For the six months ended June 28, 2003, consolidated operating loss was $1,841,000 compared to a consolidated operating loss of $1,256,000 for the six months ended June 29, 2002. The increase in operating loss is a result of the changes in gross profit and operating expenses discussed above.

INTEREST EXPENSE

For the six months ended June 28, 2003, net interest expense was $1,108,000 compared to $750,000 for the six months ended June 29, 2002. The increase in net interest expense is due to an increase in interest on bank debt and other financing arrangements of $232,000, an increase in amortization of discount on term debt related to the issuance of warrants in March 2003 of $212,000, a decrease in interest due to capital leases of $4,000, resulting in an increase in interest expense, net of $440,000. This increase was partially offset by a change in the fair value of an interest rate swap instrument of $82,000.

The increase in interest expense on bank debt and other financing arrangements is primarily due to increased average borrowings under the Company's Credit Facility.

INCOME TAX EXPENSE

For the six months ended June 28, 2003 and June 29, 2002, respectively, no provision for federal income taxes has been recorded.

As a result of entering into the merger agreement during the second quarter 2003, management determined that the primary tax planning strategies that had previously been available to recognize the deferred tax assets for which no valuation allowance had been provided would no longer be available. Additionally, due to the potential negative impact to the Company's future financial condition and results of operations should the merger transaction not close, management determined that it was not more likely than not that the Company would be able to execute such strategies and / or generate taxable income in the foreseeable future. Accordingly a valuation allowance of $1,312,000 has been provided for the deferred tax assets during the second quarter.

NET LOSS AND LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net loss for the six months ended June 28, 2003 was $4,255,000 compared to a net loss of $2,043,000 for the six months ended June 29, 2002. During the six months ended June 29, 2002, the Company recorded preferred stock dividends of $597,000. Net loss attributable to common shareholders was $4,255,000, or $0.52 per share, for the six months ended June 28, 2003 and $2,640,000, or $0.33 per share, for the six months ended June 29, 2002.

The weighted average number of shares used in the calculation of loss attributable to common shareholders for the six months ended June 28, 2003 and June 29, 2002 excludes options, warrants and the convertible preferred stock, as their inclusion would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $636,000 for the six months ended June 28, 2003 compared to net cash used in operating activities of $5,206,000 for the six months ended June 29, 2002. The increase in cash provided by operating activities was primarily due to the timing of cash receipts.

Net cash used in investing activities was $109,000 for the six months ended June 28, 2003 compared to $694,000 for the six months ended June 29, 2002. The primary use of cash for investing activities during the six months ended June 29, 2002 was $550,000 for the acquisition of customer relationship rights from Strategic Staff Management, Inc. ("SSMI") and a related non-competition agreement and the acquisition of certain assets of Inovis, Inc. The Company purchased property and equipment of $109,000 during the six months ended June 28, 2003. Property and equipment additions during the six months ended June 29, 2002 were $144,000.

Net cash used in financing activities during the six months ended June 28, 2003 was $527,000 compared to net cash provided by financing activities during the six months ended June 29, 2002 of $4,453,000. The primary use of cash during the six months ended June 28, 2003 was for the reduction of checks drawn in excess of bank balances of $609,000, compared to an increase in checks drawn in excess of bank balances of $2,563,000 for the six months ended June 29, 2002. Other changes included the decrease in the payment of notes payable and short-term borrowings from $693,000 for the six months ended June 29, 2002 to $134,000 for the six months ended June 28, 2003, which was offset by an increase in payments on capital lease obligations, which increased from $142,000 for the six months ended June 29, 2002 to $161,000 for the six months ended June 28, 2003. The checks drawn in excess of bank balances is primarily a timing function related to the Company's cash inflows from clients being distributed between electronic payments and cash payments and the majority of client related cash outflows being paid electronically.

In connection with a services agreement executed on May 1, 2003, Vsource advanced the Company $500,000. These funds were advanced to the Company to assist with working capital expenditures during the implementation phase of the service agreement. The $750,000 borrowed under the Company's credit facility was used for the SSMI transaction during the three months ended March 30, 2002.

On June 12, 2003 the Company and one of its wholly-owned subsidiaries entered into a merger agreement with Vsource, Inc. Under the terms of this agreement the Company will exchange approximately 62.6 million shares of common stock in exchange for all of the outstanding common shares, Series 1-A, 2-A and 4-A preferred stock of Vsource. At the completion of the merger, the Company will be renamed Vsource Corporation. As the existing shareholders of Vsource will own approximately 80.0% of the combined merger company, the transaction will be accounted for as a reverse acquisition using the purchase method of accounting. TEAM America's market capitalization including the value of outstanding options and warrants and shares to be issued as part of its recapitalization will be the purchase price used in accounting for the merger. The total estimated purchase price, including direct costs incurred by Vsource, is approximately $16,880,000. In addition to the consideration paid, Vsource will assume the liabilities of TEAM America, subject to the recapitalization and debt restructuring agreements.

Immediately before the consummation of the merger, the holders of TEAM America's outstanding Class A Preferred Stock will exchange there preferred stock and warrants to acquire 1,777,777 shares of TEAM America's common stock for a total of 5,634,512 shares of TEAM America common stock and subordinated notes with a total principal amount of $2,500,000. In addition, one of the Company's preferred shareholders will exchange a $1,500,000 bridge note for a new subordinated note in the amount of $1,517,000.

TEAM America and Vsource have executed a debt restructuring agreement with one of the Company's lenders for the refinancing and restructuring of TEAM America's senior debt for approximately $4,100,000 in principal with the interest rate on the debt being the banks prime rate plus one percent (5.25% at June 28, 2003). The debt will be repaid in equal monthly installments of principal over four years.

Pursuant to a Purchase and Sale Agreement dated as of June 30, 2003, and subject to consummation of the merger, one of TEAM America's senior lenders has agreed to sell to Vsource or its designee its interest in TEAM America's senior debt, representing approximately $4,900,000 in principal amount and warrants to acquire 600,000 shares of TEAM America common stock. This lender is also a Series A Preferred Shareholder and has agreed, subject to the consummation of the merger, to sell to Vsource or its designee, the securities and debt they will own subject to the completion of the recapitalization which is 519,989 shares of TEAM America common stock and a subordinated note of $227,375. Vsource or its designee will acquire all of the securities and debt for an aggregate purchase price of $1,600,000.

On March 28, 2003, the Company entered into a Third Amendment and Waiver to its Senior Credit Facility (the "Bank Agreement").

Under the terms of the Bank Agreement, the Company and its senior lenders agreed to amend the Senior Credit Facility as follows:

     o The outstanding amounts under the Senior Credit Facility of $8,728,000 were restructured into three separate tranches. Tranche A representing a $6,000,000 Term Loan, Tranche B representing a $3,060,000 Balloon Loan and Tranche C representing $914,000 of outstanding letters of credit. Tranche B includes certain costs associated with the Senior Credit Facility, including accrued interest of $132,000, a forbearance fee of $100,000 and a renewal fee of $100,000.

     o    The Senior Credit Facility is senior to the $1,500,000 subordinated note issued in satisfaction of the Bridge Note discussed below under the Preferred Agreement.

     o    The maturity of the Senior Credit Facility is January 5, 2004.

     o The interest rate on each tranche is: Tranche A - the Provident Bank Prime Commercial Lending Rate plus two percent (6.25% at June 28,
          2003); Tranche B - 12%, eight percent payable in cash and four percent payable-in-kind; and Tranche C (if drawn) - the Provident Bank's Prime Lending Rate plus five percent (9.25% at June 28, 2003).

     o Tranche A requires principal payments of $100,000 per month beginning July 2003, Tranche B is due at maturity and Tranche C is due immediately upon any draw under the letters of credit.

In addition to the above terms, the Company issued to the banks 1,080,000 warrants to purchase common stock of the Company at a price of $0.50 per share. These warrants expire in seven years. The Bank Agreement states that no new indebtedness may be incurred under the facility and that any future acquisitions are subject to consent of the banks.

As a result of the issuance of these warrants, the Company has recorded a discount to the related debt instruments for fair value of the warrants using the Black-Scholes pricing model. The total fair value of the warrants issued of $637,000 will be amortized, as interest expense, over the new life of the debt instruments. During the second quarter 2003, the Company recognized $212,000 of amortization as interest expense.

The Senior Credit Facility is collateralized by all of the assets of the Company.

The Senior Credit Facility, as amended, contains certain monthly financial covenants, the most stringent of which are monthly earnings before interest, taxes, depreciation and amortization and a fixed charge coverage ratio. The Company was not in compliance with these covenants during the second quarter 2003.

In connection with entering into the merger agreement, the Company entered into a Fourth Amendment to its Senior Credit Facility. Under the terms of the Fourth Amendment, the Company agreed that beginning July 1, 2003 and continuing on the first day of each month before the consummation of the merger, it would make payments on the Senior Credit Agreement in the amount of $100,000 per month plus accrued interest. The Company deposited $100,000 with one of the lenders as collateral for its pro rata share of principal during this period. The senior lenders have agreed to forebear against the exercise of any of their remedies under the Senior Credit Agreement until September 30, 2003 in the event that the Company misses any such monthly payment; provided that the lender for whom the $100,000 collateral was posted is required to use such collateral to satisfy its pro rata share of principal. The Company did not make its payment of principal on July 1, 2003.

On March 28, 2003, the Company and its preferred shareholders entered into a Memorandum of Understanding through which they agreed to restructure the preferred shareholders' investment in the Company, subject to approval by the Company's shareholders. This Memorandum of Understanding was amended on June 12, 2003. The Amended Memorandum of Understanding resulted in the proposed recapitalization agreement. The recapitalization is expected to close immediately before the merger. The primary terms of the recapitalization are as follows:

     o The $1,500,000 Bridge Note that was to be paid to a preferred shareholder from proceeds of an equity financing if a financing had occurred prior to August 9, 2002, will be converted into New Subordinated Debt with a face amount of $1,517,000 and will bear interest at the Huntington National Bank prime rate (the "Prime Rate") plus 2.5% (6.75% at June 28, 2003), which shall be subordinated to the New Senior Credit Facility (the "Subordinated Debt"). The Subordinated Debt will be due June 30, 2007 along with all accrued interest.

     o All of the Class A Preferred Shares will be exchanged by the holders for:

          - $2,500,000 of New Subordinated Debt that will bear interest at the Prime Rate plus 2.5% (6.75% at June 28, 2003). This debt will be subordinate to the New Credit Facility and the $1,517,000 Subordinated Note described above.

          -    5,634,512 common shares of the Company.

In accordance with the Memorandum of Understanding, no preferred dividends have been declared for the period ended June 28, 2003.

The Company continues to operate with a significant working capital deficit and experiences pressure on the business due to the overall weak national economy. In addition, the Company was not in compliance with certain financial covenants under its amended credit facility as of June 28, 2003. In order to address these issues, management executed restructurings of the Company's operations throughout 2002 and is continuing the implementation of cost-savings strategies in 2003.

Effective May 1, 2003, the Company and Vsource entered into an agreement pursuant to which Vsource is to provide general outsourcing services to support the Company's operations. Upon entering into the agreement, Vsource advanced the Company $500,000 to assist with working capital expenditures during the implementation phase of the agreement. This advance is to be repaid in equal monthly installments beginning on June 30, 2003. No repayments have been made under this agreement.

In addition to the advance, Vsource was to charge the Company $166,667 per month beginning May 31, 2003 for the services provided under the agreement. The implementation phase is currently in progress and, accordingly, services have not yet begun under the agreement, therefore, no amounts have been accrued for such services.

Management believes that should the merger transaction described in NOTE 2 - Merger Agreement not be consummated, that the Company would require additional capital to continue operating. Prior to entering into the merger agreement, the Company had been in the process of seeking additional sources of capital and assessing various strategic alternatives. Failure to complete the merger transaction and to subsequently raise additional capital would result in a material adverse effect on the future financial condition and results of operations of the Company.

INFLATION

The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. In the normal course of business, the Company's management, in an effort to help keep the Company's shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Management bases the forward-looking statements on its current expectations, estimates and projections. Management cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, Management has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Quarterly Report on Form 10-Q, or elsewhere, could differ materially from those stated in the forward-looking statements. Shareholders are cautioned not to put undue reliance on forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the date hereof, even if new information, future events, or other circumstances have made them incorrect or misleading. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its exposure to market risk associated with its financial statements is not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period.

(b) Changes in Internal Control Over Financial Reporting

The evaluation described above did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 28, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     2.1 Agreement and Plan of Merger, dated as of June 16, 2000 among the Company, TEAM Merger Corporation and Mucho.com, Inc. (Attached as Appendix A to the Registration Statement on Form S-4, File No. 333-43630, filed with the SEC on November 27, 2000 and incorporated herein by reference.)

     2.2 Merger Agreement, dated as of June 12, 2003, among the Company, Beaker Acquisition Co., Inc. and Vsource, Inc. (Attached as Exhibit 2.1 to the Report on Form 8-K, File No. 000-21533, filed with the SEC on June 13, 2003 and incorporated herein by reference.)

     3.1 Third Amended and Restated Articles of Incorporation of the Company. (Attached as Appendix B to the Definitive Proxy Statement for the Meeting of the Shareholders held on September 20, 2001, filed with the SEC on August 21, 2001 and incorporated herein by reference.)

     3.2 Second Amended and Restated Code of Regulations of the Company. (Attached as Appendix E to the Registration Statement on Form S-4, File No. 333-43630, filed with the SEC on November 27, 2000 and incorporated herein by reference.)

     10.1 Service Agreement, dated as of May 1, 2003, between the Company and Vsource, Inc. (Attached as Exhibit 10.17 to the Company's S-4, File No. 333-106995, filed with the SEC on July 11, 2003 and incorporated herein by reference.)

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the second quarter ended June 28, 2003:

     (i) Current Report on Form 8-K, dated April 11, 2003, filed with the Securities and Exchange Commission on April 11, 2003.

     (ii) Current Report on Form 8-K, dated April 23, 2003, filed with the Securities and Exchange Commission on April 23, 2003.

     (iii) Current Report on Form 8-K, dated May 12, 2003, filed with the Securities and Exchange Commission on May 13, 2003.

     (iv) Current Report on Form 8-K, dated June 12, filed with the Securities and Exchange Commission on June 13, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             TEAM AMERICA, INC.



                                             BY: /s/  Andrew H. Johnson
                                                 -------------------------
                                                 Andrew H. Johnson
                                                 Chief Financial Officer and
                                                 Authorized Signing Officer

August 12, 2003

                                  EXHIBIT INDEX


Exhibit No.                            Description
-----------                            -----------

     2.1 Agreement and Plan of Merger, dated as of June 16, 2000 among the Company, TEAM Merger Corporation and Mucho.com, Inc. (Attached as Appendix A to the Registration Statement on Form S-4, File No. 333-43630, filed with the SEC on November 27, 2000 and incorporated herein by reference.)

     2.2 Merger Agreement, dated as of June 12, 2003, among the Company, Beaker Acquisition Co., Inc. and Vsource, Inc. (Attached as
               Exhibit 2.1 to the Report on Form 8-K, File No. 000-21533, filed with the SEC on June 13, 2003 and incorporated herein by reference.)

     3.1 Third Amended and Restated Articles of Incorporation of the Company. (Attached as Appendix B to the Definitive Proxy Statement for the Meeting of the Shareholders held on September 20, 2001, filed with the SEC on August 21, 2001 and incorporated herein by reference.)

     3.2 Second Amended and Restated Code of Regulations of the Company. (Attached as Appendix E to the Registration Statement on Form S-4, File No. 333-43630, filed with the SEC on November 27, 2000 and incorporated herein by reference.)

    10.1 Service Agreement, dated as of May 1, 2003, between the Company and Vsource, Inc. (Attached as Exhibit 10.17 to the Company's S-4, File No. 333-106995, filed with the SEC on July 11, 2003 and incorporated herein by reference.)

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).